Form 10QSB
period 2001-09-30
MARIN TECHNOLOGIES INC
filed 2001-11-13
CIK 1092797

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

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

                                         Yes    X            No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                       1,000,000
----------------------------------                       --------------------
Title of Class                                    Number of Shares outstanding
                                                        at September 30, 2001



Transitional Small Business Format     Yes            No    X

No exhibits included.



                            MARIN TECHNOLOGIES, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS



                                     ASSETS

                                                                                            June 30,        September 30,
                                                                                              2001              2001




              TOTAL CURRENT ASSETS                                                          $                 $



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
              Accounts payable                                                              $                 $
              Accounts payable - related party                                                  3,182             3,182


              TOTAL LIABILITIES                                                             $   3,182         $   3,182

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 1,000,000 shares issued and outstanding                                           1,000             1,000

Capital in excess of par value                                                                     15                15

Deficit accumulated during the development stage                                              (4,197)           (4,197)


              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (3,182)           (3,182)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                                        $                 $




















                                The  accompanying  notes are an integral part of
the financial statements.



                            MARIN TECHNOLOGIES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                (April 20, 1994)
                                                                                        September 30,                      TO
                                                                                  2001                 2000      September 30, 2001





REVENUES                                                                    $            -0-      $         -0-       $          -0-



OPERATING EXPENSES

  General and Administrative                                                                                                   4,197


TOTAL OPERATING EXPENSES                                                                                                       4,197


NET (LOSS)                                                                                        $                   $      (4,197)

NET (LOSS) PER SHARE                                                        $                     $                   $        (.00)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                             1,000,000          1,000,000            1,000,000




































                 See accompanying Notes to Financial Statements.


                            MARIN TECHNOLOGIES, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                (April 20, 1994)
                                                                                        September 30,                      TO
                                                                                2001                 2000        September 30, 2001



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $                     $                   $      (4,197)

  Add item not requiring the
   use of cash - amortization                                                                                                  1,015

  Increase (decrease) in accounts
   payable                                                                                                                     3,182



  Net cash flows from operating
   activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                       (1,015)



CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                                                                                                        1,015


  Net Cash flows from financing
   activities                                                                                                                  1,015

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD



CASH BALANCE AT END OF
  PERIOD                                                                    $                     $                   $

























                 See accompanying Notes to Financial Statements.

                                             MARIN TECHNOLOGIES, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 2001


1.       Comments

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's June 30, 2001 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year.


NOTE 2 - RELATED PARTY TRANSACTIONS

     Accounts Payable - Related Party - For the three months ended September 30, 2001, an officer/shareholder of the Company paid $108 in expenditures on behalf of the Company. The Company owes a total of $2,716 to the officer/shareholder for expenses paid on behalf of the company since inception.

NOTE 3 - GOING CONCERN

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

Item 3.           DEFAULTS UPON SENIOR SECURITIES - None
                  -------------------------------

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None
                  ---------------------------------------------------

Item 5.           OTHER INFORMATION - None

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

     Exhibits--None

     Reports on Form 8-K--The Company filed a Current Report on Form 8-K dated September 4, 2001 to report a change in accountants.

                                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     MARIN TECHNOLOGIES, INC.



Date:     November 1, 2001                                    By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                                President and Chief Financial
                                              Officer (chief financial officer
                                                and accounting officer and duly
                                                          authorized officer)