Form 10QSB
period 2001-12-31
MARIN TECHNOLOGIES INC
filed 2002-02-14
CIK 1092797

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-27799
         CIK Number 0001092797

                                                  MYERCOM, INC.
(Exact Name of small business issuer as specified in its charter)

                                            MARIN TECHNOLOGIES, INC.
                                                  (Former Name)


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

                                         Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        13,600,000
----------------------------------                       ---------------------
Title of Class                                     Number of Shares outstanding
                                                           at December 31, 2001

Transitional Small Business Format     Yes            No    X

No exhibits included.



                                  MYERCOM, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS
                                   (unaudited)


                                     ASSETS

                                                                                            June 30,        December 31,
                                                                                              2001              2001


              Patent Rights                                                                        --            15,000

              TOTAL ASSETS                                                                  $                 $  15,000



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
              Accounts payable                                                              $     108         $     150
              Accounts payable - related party                                                  3,074             3,982


              TOTAL LIABILITIES                                                             $   3,182         $   4,132

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized;13,600,000 shares issued and outstanding                                           13,600           13,600

Capital in excess of par value                                                                   (12,585)         2,145

Deficit accumulated during the development stage                                              (4,197)           (5,147)


              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (3,182)             10,868



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $      --         $  15,000




















                                The  accompanying  notes are an integral part of
the financial statements.



                                  MYERCOM, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                                       CUMULATIVE
                                                    FOR THE SIX                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                   December 31,                         December 31,                       TO
                                              2001             2000               2001                 2000       December 31, 2001






REVENUES                                $           --    $           --    $             --      $          --       $           --



OPERATING EXPENSES

  General and Administrative                       950                --                 950                 --                5,147


TOTAL OPERATING EXPENSES                           950                --                 950                 --                5,147


NET (LOSS)                              $        (950)    $           --    $          (950)      $          --       $      (5,147)

NET (LOSS) PER SHARE                    $        (Nil)    $           --    $          (Nil)      $          --       $        (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                      13,600,000        13,600,000          13,600,000         13,600,000           13,600,000





































                 See accompanying Notes to Financial Statements.


                                  MYERCOM, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                                                       CUMULATIVE
                                                    FOR THE SIX                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                   December 31,                         December 31,                       TO
                                              2001             2000               2001                 2000        December 31, 2001



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $        (950)    $           --    $          (950)      $          --       $      (5,147)

  Add item not requiring the
   use of cash - amortization                       --                --                  --                 --                1,015

  Increase (decrease) in accounts
   payable                                         950                --                 950                 --                4,132



  Net cash flows from operating
   activities                                       --                --                  --                 --                   --

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                              --                --                  --                 --              (1,015)


                                                    --                --                  --                 --                   --
CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                             --                --                  --                 --                1,015


  Net Cash flows from financing
   activities                                       --                --                  --                 --                1,015

NET INCREASE (DECREASE) IN CASH                     --                --                  --                 --                   --

CASH BALANCE AT BEGINNING                           --                --                  --                 --                   --
  OF PERIOD



CASH BALANCE AT END OF
  PERIOD                                $           --    $           --    $             --      $          --       $           --

























                 See accompanying Notes to Financial Statements.

                                                   MYERCOM, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                 December 31, 2001


1.       Comments

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2001 and the results of operations and cash flows for the three and six months ended December 31, 2001 and 2000 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's June 30, 2001 audited financial statements. The results of operations for the three and six months ended December 31, 2001 and 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year.


NOTE 2 - RELATED PARTY TRANSACTIONS

     Accounts Payable - Related Party - For the three and six months ended December 31, 2001, an officer/shareholder of the Company paid $800 and $908, respectively, in expenditures on behalf of the Company. The Company owes a total of $3,982 to the officer/shareholder for expenses paid on behalf of the company since inception.

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


NOTE 4 - NEW BUSINESS STRATEGY; NAME CHANGE; STOCK DIVIDEND

     On November 18, 2001, the Company's Board of Directors resolved to change the name of the Company to Myercom, Inc. to reflect the contribution to capital of rights by the Company's principal stockholder to a patent application relating to certain technology known as VOS. At the same time the Company issued a stock dividend of 12.6 shares for every 1 share outstanding, resulting in 13,600,000 shares outstanding. All share amounts have been adjusted retroactively. The patent rights were valued at a nominal amount of $15,000, although the principal stockholder (who is also the sole officer and director) acquired them at a significantly higher price.

     Myercom was assigned the patent rights for VOS; however, the prior owner had licensed the technology for use in the Caribbean and Asia. The Asian licensee, Astral Vox Asia, Inc., is affiliated with Myercom in that the officer and director of Myercom is also a stockholder of Astralvox Asia, and negotiations are underway for Myercom to provide technology support services to Astrovox Asia. However, Myercom has decided to concentrate its initial marketing efforts in the Russian Federation, Ukraine, Kazahkistan, Turkmeister, Kirgyzstan, Gergco, Aberzajian and Tajikistan (the Newly independent states or NIS). Management's decision is based on the fact that the telecom section in the NIS is rapidly growing at this time. However, if opportunities in other markets (excluding Asia and the Caribbean) present themselves we intend to take advantage of them.

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                  FINANCIAL CONDITION

     The Company has limited working capital and no activities. We have not yet determined our capital needs and are currently formulating our business plan.


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


                                  MYERCOM, INC.



Date:     January 31, 2002                                    By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                                President and Chief Financial
                                               Officer (chief financial officer
                                               and accounting officer and duly
                                                            authorized officer)