Form 10QSB
period 2002-03-31
MYERCOM INC
filed 2002-05-20
CIK 1092797

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

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

                                         Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                       13,600,000
----------------------------------                        --------------------
Title of Class                                     Number of Shares outstanding
                                                           at March 31, 2002

Transitional Small Business Format     Yes            No    X

No exhibits included.



                                  MYERCOM, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS
                                   (unaudited)


                                     ASSETS

                                                                                            June 30,          March 31,
                                                                                              2001              2002


              Patent Rights                                                                        --            15,000

              TOTAL ASSETS                                                                  $                    15,000



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES
              Accounts payable                                                              $     108         $     705
              Accounts payable - related party                                                  3,074             4,032


              TOTAL LIABILITIES                                                             $   3,182         $   4,737

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 13,600 shares issued and outstanding                                             13,600            13,600

Capital in excess of par value                                                               (12,585)

Deficit accumulated during the development stage                                              (4,197)           (5,752)


              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (3,182)            10,263



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $      --            15,000




















                                The  accompanying  notes are an integral part of
the financial statements.



                                  MYERCOM, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                                                       CUMULATIVE
                                                   FOR THE NINE                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                     March 31,                            March 31,                        TO
                                              2002             2001               2002                 2001          March 31, 2002





REVENUES                                $           --    $           --    $             --      $          --       $           --



OPERATING EXPENSES

  General and Administrative                     1,555               834                 605                834                5,752


TOTAL OPERATING EXPENSES                         1,555               834                 605                834                5,752


NET (LOSS)                              $      (1,555)    $        (834)    $          (605)      $       (834)       $      (5,752)

NET (LOSS) PER SHARE                    $        (Nil)    $           --    $          (Nil)      $          --       $        (Nil)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                      13,600,000        13,600,000          13,600,000         13,600,000           13,600,000




































                 See accompanying Notes to Financial Statements.



                                  MYERCOM, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                                                                       CUMULATIVE
                                                   FOR THE NINE                         FOR THE THREE                FROM INCEPTION
                                                   MONTHS ENDED                         MONTHS ENDED                (April 20, 1994)
                                                     March 31,                            March 31,                        TO
                                              2002             2001               2002                 2001          March 31, 2002



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $      (1,555)    $        (834)    $          (605)      $       (834)       $      (5,752)

  Add item not requiring the
   use of cash - amortization                       --                --                  --                 --                1,015

  Increase (decrease) in accounts
   payable                                       1,555               834                 605                834                4,737



  Net cash flows from operating
   activities                                       --                --                  --                 --                   --

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                              --                --                  --                 --              (1,015)


                                                    --                --                  --                 --                   --
CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                             --                --                  --                 --                1,015


  Net Cash flows from financing
   activities                                       --                --                  --                 --                1,015

NET INCREASE (DECREASE) IN CASH                     --                --                  --                 --                   --

CASH BALANCE AT BEGINNING                           --                --                  --                 --                   --
  OF PERIOD



CASH BALANCE AT END OF
  PERIOD                                $           --    $           --    $             --      $          --       $           --

























                 See accompanying Notes to Financial Statements.

                                                   MYERCOM, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                  March 31, 2002


1.       Comments

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows for the three and nine months ended March 31, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's June 30, 2001 audited financial statements. The results of operations for the three and six months ended March 31, 2002 and 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year.


NOTE 2 - RELATED PARTY TRANSACTIONS

     Accounts Payable - Related Party - For the three and nine months ended March 31, 2002, an officer/shareholder of the Company paid $50 and $958, respectively, in expenditures on behalf of the Company. The Company owes a total of $4,032 to the officer/shareholder for expenses paid on behalf of the company since inception.

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


NOTE 4 - NEW BUSINESS STRATEGY; NAME CHANGE; STOCK DIVIDEND

     On November 18, 2001, the Company's Board of Directors resolved to change the name of the Company to Myercom, Inc. to reflect the contribution to capital of rights by the Company's principal stockholder to a patent application relating to certain technology known as VOS. At the same time the Company effected a stock split of 12.6 shares for every 1 share outstanding, resulting in 13,600,000 shares outstanding. All share amounts have been restated. The patent rights were valued at a nominal amount of $15,000, although the principal stockholder (who is also the sole officer and director) acquired them at a significantly higher price.

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


                                  MYERCOM, INC.



Date:     April 30, 2002                                      By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                                 President and Chief Financial
                                               Officer (chief financial officer
                                                and accounting officer and duly
                                                            authorized officer)