Form 10QSB
period 2002-09-30
MYERCOM INC
filed 2002-11-07
CIK 1092797

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002

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

                                         Yes    X            No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                   13,600,000
----------------------------------                      ----------------------
Title of Class                                      Number of Shares outstanding
                                                           at September 30, 2002



Transitional Small Business Format     Yes            No    X

No exhibits included.



                                                              MYERCOM, INC.
                                                  (A Company in the Development Stage)

                                                             BALANCE SHEETS



                                                                 ASSETS

                                                                                            June 30,        September 30,
                                                                                              2002              2002

CURRENT ASSETS - Deposit                                                                    $     215         $     215
              Property and equipment Patent                                                    15,000            15,000
              TOTAL ASSETS                                                                  $  15,215         $  15,215


                                                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
              Accounts payable                                                              $     895         $     895
              Accounts payable - related party                                                  4,872             4,872


              TOTAL LIABILITIES                                                             $   5,767         $   5,767

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 13,600,000 shares issued and outstanding                                         13,600            13,600

Capital in excess of par value                                                                  2,415             2,415

Deficit accumulated during the development stage                                              (6,568)           (6,568)


              TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            (9,448)           (9,448)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)                                        $  15,215         $  15,215













                                The  accompanying  notes are an integral part of
the financial statements.



                                                              MYERCOM, INC.
                                                  (A Company in the Development Stage)

                                                        STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                (April 20, 1994)
                                                                                        September 30,                      TO
                                                                                  2002                 2001      September 30, 2002





REVENUES                                                                    $            -0-      $         -0-       $          -0-



OPERATING EXPENSES

  General and Administrative                                                                                                   6,568


TOTAL OPERATING EXPENSES                                                                                                       6,568


NET (LOSS)                                                                                        $                   $      (6,568)

NET (LOSS) PER SHARE                                                        $                     $                   $        (.00)




WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                            13,600,000         13,600,000           13,600,000



































                                See accompanying Notes to Financial Statements.



                                                              MYERCOM, INC.
                                                  (A Company in the Development Stage)

                                                        STATEMENTS OF CASH FLOWS

                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                (April 20, 1994)
                                                                                        September 30,                      TO
                                                                                  2002                 2001       September 30, 2002



CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                                                                $                     $                   $      (6,568)

  Add item not requiring the
   use of cash - amortization                                                                                                  1,015

  Increase (decrease) in deposits                                                                                                214

  Increase (decrease) in accounts
   payable                                                                                                                     5,767



  Net cash flows from operating
   activities

CASH FLOWS FROM INVESTING ACTIVITIES
  Organizational Costs                                                                                                       (1,015)



CASH FLOWS FROM FINANCING
  ACTIVITIES
   Acquisition of patent rights                                                                                             (15,000)

   Sale of Common Stock                                                                                                       16,015


  Net Cash flows from financing
   activities                                                                                                                  1,015

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING
  OF PERIOD



CASH BALANCE AT END OF
  PERIOD                                                                    $                     $                   $





















                                See accompanying Notes to Financial Statements.

                                                   MYERCOM, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                September 30, 2002


1.       Comments

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the company's June 30, 2002 financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the results of operations to be expected for the full fiscal year.


NOTE 2 - RELATED PARTY TRANSACTIONS

     Accounts Payable - Related Party - The Company owes a total of $4,872 to an officer/shareholder for expenses paid on behalf of the company since inception.

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


Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                  FINANCIAL CONDITION

     We have never received revenues from operations. Until we receive funding from outside sources, such as debt or equity financing, we will limit our operations to a search for a joint venture partner which could fund the utilization of our technology. We might also consider licensing in technology for a royalty. We are seeking $.71 million in initial funding to finance the first 12 months of our business plan as follows:

     Marketing                                        $510,000
     General and Administration                      $200,000

     Until the desired-for funding is received, we are going to concentrate on marketing the VOS Technology for its use as a cheap telecommunications infrastructure for rural or remote areas. Marketing will be limited to sales calls by a local sales representative (which has not been located yet) on a straight commission basis. In the alternative we might seek out a joint venture partner.

     Our efforts will be concentrated on marketing. We intend to open a marketing office in either Moscow or St. Petersburg and staff it with five to six people. We estimate that the expenses of opening an office and locating personnel will be about $30,000, and thereafter expect that salaries, marketing expenses (such as advertising and travel), and rent will be approximately $40,000 per month. General and administrative costs include salaries, legal and accounting expenses, and office expenses.

     We do not have any agreements or understandings with respect to sources of capital. We have not identified any potential sources. Its likely that we will not be able to raise the entire amount required initially, in which case our development time will be extended until such full amount can be obtained. Even if we are successful in obtaining the required funding, we probably will need to raise additional funds at the end of 12 months.

     Information included in this quarterly report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, will, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements and disclaimers in this quarterly report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

     Since we have not yet generated any revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors. Management believes that it will be able to raise the required funds for operations from one or more future offerings, and to be able to effect our business plan. However, Management believes that Myercom's ability to raise significant amounts of financing, including the $.71 million required as set forth above, will be dependent on obtaining an initial contract, and other risks inherent in the business as discussed under the caption "Risk Factors" may affect the outcome of Management's plans.

Item 3. CONTROLS AND PROCEDURES.

     (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Quarterly Report on Form 10Q, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

     (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

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


                                                              MYERCOM, INC.



Date:     November 1, 2002                                    By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                                  President and Chief Financial
                                                Officer (chief financial officer
                                                 and accounting officer and duly
                                                             authorized officer)

                                                CERTIFICATIONS
I, Jehu Hand, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Myercom, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the efectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 4, 2002

/s/ Jehu Hand
Jehu Hand
President and Chief Executive Officer