Form 10KSB
period 2002-06-30
MYERCOM INC
filed 2003-01-10
CIK 1092797

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended June 30, 2002

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

  -----------------------------

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2002 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2002:

Common Stock, $.001 Par Value - 13,600,000 shares

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

General

 On November 18, 2001, Myercom, Inc. formerly known as Marin Technologies, Inc., a publicly reporting corporation formed in April 1994 solely to seek for and make an acquisition, acquired the VOS Technology and changed its name to Myercom, Inc.

The VOS Technology

 The VOS technology consists of a routing and switching scheme which provides an efficient link between satellite uplink and downlink equipment on the one hand, and terrestrial Internet Protocol networks. By using Digital Broadcast Satellite (DVB-S) technology Myercom can create an internet backbone with rapid data transfer rates for customers. An internet backbone is the most fundamental level of hardware configuration for the internet. There are many internet backbones but the top ten, including Worldcom and AT&T, had 66.5% of World Market Share in 2000 according to the Network World Internet Services Newsletter of May 30, 2001. Most internet backbones are comprised of copper or fiber optic ground based cable. We believe that the demand for broadband services will continue to grow.

 VOS (Virtual Onboard Switching) consists of an Internet backbone system comprised of a system of one or more satellites that are communicatively coupled to a system of earth-based ("terrestrial") transceivers, each referred to as a node. VOS's maximum theoretical network capacity is greater than 1 gigabytes per second (Gbps) per geosynchronous satellite. Each terrestrial VOS node is provided with an uplink and downlink communication path to the satellite system through the facility of a ground station referred to as a teleport. The maximum connectivity per node is 100 megabytes per second (Mbps) uplink and greater than 1 Gbps downlink. Additionally, each node is communicatively coupled to every other node in the system such that the nodes are arranged in a mesh configuration. If one node becomes inoperable, traffic to and from the other nodes is not affected. Traffic to the inoperable node may be re-routed through alternate paths if alternate routing is available via the Internet. VOS employs a DVB-S "hub-only" architecture, wherein each node in the satellite network acts as a DVB uplink and as a downlink for all other nodes. This allows for the stacking of multiple carriers onto the same network on the same satellite. Consequently, the total network capacity grows as nodes are added to the network. Furthermore, full network bandwidth is available for use by any point in the network because every node is directly and communicatively connected to every other node in the network. This differs greatly from existing high-capacity networks, which do not make the total network bandwidth available to each and every node.

 Since the VOS Technology does not primarily operate on land based cable networks, it is ideally suited to those geographic areas of the world such as islands or rural areas where there is little existing infrastructure. The VOS Technology has been tested in simulated trials but is not in use in any location. All of the physical components used by VOS is present in existign systems, but without the software algorithon and configuration covered by the VOS patent.

 The VOS patent application not only covers a DVB-S "hub-only" architecture, but other digital signal applications as well. The fundamental routing of network traffic into and out of VOS is handled through a routing protocol exemplified-by the standard Internet routing protocol, the Border Gateway Protocol ("BGP4"). Virtual on-board switching ("VOS") performs routing and switching to interoperate cohesively with international standards for satellite uplink and downlink equipment and various terrestrial IP networks that employ routing protocols such as BGP4. This approach allows VOS to effectively link between satellite and terrestrial networking infrastructure to allow groups of ISPs to establish and maintain full-mesh connectivity.

 The implementation of VOS will vary depending on the specific application. However, each terrestrial "node" will consist of electronic hardware with specially written software using the VOS Technology to act as an uplink to and downlink from the satellite. The nodes in each system will also be connected via conventional terrestrial copper or fiber optic cable. For example, if employed as an internet backbone, the system will be connected with local Internet Service Providers. If the VOS Technology is to be employed as a telephone system for example, the nodes will be connected into telephone switching equipment.

 The VOS Technology was developed by eSat, Inc., a public company engaged in the interest service provider business. In December 2001, Myercom was assigned the patent rights for VOS in exchange for cancellation of debt of $180,000. We valued the technology of $15,000 for financial statement purposes. eSat, Inc. had licensed the technology for use in the Caribbean and Asia. Myercom has decided to concentrate its initial marketing efforts in the Russian Federation, Belarus, Ukraine, Kazahkistan, Turkmeinstan, Kirgyzstan, Georgia, Aberzajian and Tajikistan. Management's decision is based on the fact that the telecom section in the NIS is rapidly growing at this time. However, if opportunities in other markets (excluding Asia and the Caribbean) present themselves on an unsolicited basis we intend to take advantage of them. Our initial marketing focuses will be two. First, private satellite networks for banks and financial services providers, or other entities that require a level of security and reliability that cannot be assured from public telecommunications systems in the NIS. These potential clients will be solicited by direct sales calls and advertising in larger metropolitan areas such as Moscow, St. Petersburg, Nizhny Nougorod, and Almaty. Second, remote cities and areas which lack reliable telecommunication infrastructures. We plan to market these applications with government ministries of telecommunications or local political leaders.

Communications Satellites

 Communications satellites constitute an attractive solution in telecommunications as they allow for immediate access to information resources, both regionally and globally. Satellite communications are currently used predominantly for digital circuits for data communications, television transmission, and for those areas with high traffic or where line-of-sight microwave is impractical. Current applications include voice, audio and video entertainment (including direct-to-home (DTH) TV and digital audio broadcasting services (DAB)), image (facsimile), video teleconferencing, interactive video, e-mail, and global Internet. Satellite communication systems avoid the need for terrestrial infrastructure, and shorten the time of establishing communications in rural areas. Satellite systems have important features that fiber optics lacks: mobility (mobile users cannot be connected to the fiber network directly), flexibility (once a terrestrial infrastructure is built, it is extremely expensive to restructure it), and rural and remote connections (it is still not cost-effective to deploy high-capacity fiber networks in areas with low-density traffic and difficult topography). Geostationary satellites compete with expanding terrestrial and fiber-optic networks for point-to-point transmission of domestic, regional, and international telecommunication services. Two most dynamic sectors include broadcasting direct-to-home (DTH) and mobile satellite communications. Market for domestic direct broadcast satellite TV, or high-powered, multi-channel satellite television beamed directly to the home, is expected to increase in the near future. Also, non-geostationary satellites in low- and medium-earth orbits (LEO or MEO) will be increasingly used to provide personal, portable and mobile telephony.

The NIS Market

 The principal satellite system in the NIS is Intersputnik, an intergovernmental organization which provides access to the geostationary satellites in the Atlantic and Indian Ocean regions. Intersputnik's approval or involvement will therefore be important for the success of our business plan.

 Prior to 1990 satellite systems in the NIS were designed for military, government and public broadcasting, with limited use for international telephone communications. Since 1990 satellite communications have been rapidly developing; however, as of 1998 there were only 80 transponders being used in Russia, compared to about 700 in the United States.

 The demand for satellite services in the NIS is light due to the vast territory involved and the poor condition of the wireline network. The territory spans 11 time zones.

 End users of satellite services include carriers, financial companies, and educational institutions. Since Russia and Ukraine seek admission to the World Trade Organization, they will be subject to the General Agreement of Trade and Services (GATS) which requires that foreign suppliers be given market access. The majority of telecommunications projects in the NIS have been initiated by joint ventures between foreign telecommunications companies and local joint venture partners. Myercom intends to either locate a joint venture partner or contract with distributors in each country.

 Communications systems based on radiocommunications is a rapidly growing sector of Russian industry, and is expected to overtake fixed line networks in terms of number of new subscribers. Other radio-based services such as paging, subscriber radio and TV delivered by satellite, systems for navigation, air and maritime safety, proposed services such as Global Mobile Personal Communications by Satellite (GMPCS) are expected to develop in the Russian telecommunications market. However, satellite transmissions are, in general, more costly than terrestrial wireless. Transmission of data and voice accounts for about 45 percent of the Russian satellite system, while video accounts for about 35 percent. Videoconferencing has not had a wide success because of the high price for this service.Almost all broadcasting companies currently use satellite technology. TV and audio programming distribution accounts for a large percentage of communications' satellite overall traffic. The Direct Broadcasting Satellites (DBS) will be followed by direct to home broadcasting (DTH). DTH penetration is currently slightly more than 2 percent in Russia, but cable penetration is about 15 percent and upgrades are planned in major cities.Satellites are developing to produce a number of new services besides personal communications services and broadcasting services, including high-speed Internet access, distance learning, home-shopping, home-banking, travel arrangements, interaction television advertising, and video-on-demand. Further development of satellite communications services in Russia includes telecommunication services, mobile services, and direct broadcasting. Both fixed satellite services (FSS) that provide international and local satellite communications circuits and leased VSAT network services, and mobile satellite services (MSS) that provide international and local satellite mobile phone, mobile paging, and mobile data services, are expected to be in demand in the Russian market.

 Myercom believes that the VOS Technology can be marketed to most or potential users of broadband satellite services, since it provides a more effecient way of using satellite resources.

Intellectual Property

 Myercom's ability to commercially exploit the VOS technology depends in large part on its ability to obtain the issuance of a patent on its technology, to defend any issued patents, to obtain further patent protection for the technology in the United States and other jurisdictions, and to operate without infringing on the patents and proprietary rights of others both in the United States and abroad. Additionally, it must be able to obtain appropriate licenses to patents or proprietary rights held by third parties if infringement would otherwise occur, both in the United States and in foreign countries. The US patent is pending and the appropriate international filing has also been made.

           Intellectual property rights, including Myercom's patent application, involve complex legal and factual issues. Any conflicts resulting from third party patent applications and granted patents could significantly limit Myercom's ability to obtain meaningful patent protection or to commercialize its technology. If necessary patents currently exist or are issued to other companies that contain competitive or conflicting claims, we may be required to obtain licenses to these patents or to develop or obtain alternative technology. Licensing agreements, if required, may not be available on acceptable terms or at all. If licenses are not obtained, Myercom could be delayed in or prevented from pursuing the development or commercialization of its new cigarette products. Any alternative technology, if feasible, could take several years to develop.

           Litigation which could result in substantial cost may also be necessary to enforce any patents to which Myercom has rights, or to determine the scope, validity and unenforceability of other parties' proprietary rights which may affect its rights. Myercom may also have to participate in interference proceedings declared by the U.S. Patent and Trademark Office to determine the priority of an invention or opposition proceedings in foreign countries or jurisdictions, which could result in substantial costs. There is a risk that its licensed patents would not be held valid by a court or administrative body or that an alleged infringer would not be found to be infringing. The mere uncertainty resulting from the institution and continuation of any technology-related litigation, interference proceedings or oppositions could have a material and adverse effect on Myercom's business, operating results and prospects.

Regulation

 All telecommunications equipment installed in the NIS needs to be certified by the national telecommunications ministries. Operators are required to be licensed, and frequencies must be allocated. The regulatory process in the countries of the NIS is relatively opaque compared to western countries. Regulatory requirements are not always explicit, and the rule of law is not developed. Myercom believes that these risks can be lessened, but not completely eliminated, by alliance with strong local partners. These regulatory issues will exist even if Myercom only licenses its technology to others, since it will affect their licenses.

 The Russian Ministry of Telecommunications has decreed that Russian telecommunications operators must purchase the bulk of their equipment either from domestic manufacturers or from local joint ventures. Currency and finance regulations are complex, and do not conform to western standards. In the event we make any equipment sales, we would be required to obtain a local joint venture partner. We have not located such a partner yet.

Employees

 We have no employees other than our one officer. We plan to seek for up to five employees for marketing either in Moscow or St. Petersburg.

Competition

 There are over one hundred telecommunications companies operating in the NIS. Many consist of joint ventures with multinational telecommunications companies, all of which have significantly greater financial and marketing resources than Myercom. Myercom cannot compete with these companies except in areas such as the broadband market, where our technology makes more efficient use of satellite resources. We don't intend to compete with telecommunications companies except in the broadband areas. Our primary competitive factors, are expected to be cost and feasability, because VOS enables broadband to be provided more effeciently and at a cost feasability which can permit uses which are now too costly to end users. Even so, other technologies could be developed that would compete with the VOS Technology, and this would impair our ability to compete.


Item 2.   DESCRIPTION OF PROPERTY

We are currently using about 200 square feet of office space provided by our president, and intend to locate office space in Moscow or St. Petersburg in the near future. We don't believe we will have great difficulty in locating such facilities. We think or existing office space provided by our president will be adequate for the next year. It is located within driving distance of Los Angeles and has a full compliment of photocopies, computers and telecommunications services.

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2002.


                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

         The Company's Common Stock has not traded. As of June 30, 2002, there were 111 stockholders of record.

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

             Information included in this annual report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, will, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this annual report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


            Myercom, Inc.'s former independent accountant Thurman, Shaw & Co., LC ("Thurman, Shaw") resigned from that capacity on August 6, 2001. The report by Thurman, Shaw on the financial statements of Myercom, Inc. dated January 12, 2001, including balance sheets as of June 30, 2000 and 1999 and the statements of operations, cash flows and statement of stockholders' equity for the years ended June 30, 2000 and 1999 and the period inception (April 20, 1994) to June 30, 2000 did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. During the period covered by the financial statements through the date of resignation of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On August 6, 2001 Myercom, Inc. engaged Pritchett, Siler & Hardy ("PSH") as its new independent accountants. Prior to the engagement of PSH, Myercom, Inc. did not consult with PSH on the application of accounting principles to any specific transaction nor the type of audit opinion that might be rendered on Myercom, Inc.'s or Myercom, Inc.'s financial statements. Thurman, Shaw was provided by the disclosure set forth above and provided Myercom, Inc. with a letter to the effect that it did not disagree with the above statements as far as they related to Thurman, Shaw. A copy of Thurman Shaw's letter was filed as an exhibit to a Current Report on Form 8-K dated September 7, 2001.

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

            Jehu Hand,  46, has been  President,  Chief  Financial  Officer  and
Secretary of the Company since its inception. Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand since 1992. Hand & Hand incorporated as a law corporation in May 1994. From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Laser Medical Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He was a director of Laser Medical from February 1992 to February 1993. From January to October, 1992 Mr. Hand was Of Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard. From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation. From January to December 1990 he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989. From 1984 to June 1986 Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University. He is a licensed real estate broker and a registered principal (Series 7, 24 and 63) of SoCal Securities, a broker-dealer and member of the National Association of Securities Dealers, Inc. He is also a director and president of Albion Aviation, Inc.

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

Item 10. EXECUTIVE COMPENSATION

Executive Compensation

            The following table sets forth the cash and all other compensation of Myercom's executive officers and directors during each of the last three fiscal years. The remuneration described in the table does not include the cost to Myercom of benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of Myercom's business. The value of such benefits cannot be precisely determined, but the executive officers named below did not receive any such other compensation in the years set forth below.

            Until we obtain funding, officers are devoting most of their time to other employment and are serving without compensation. Upon receipt of at least $710,000 in funding, Mr. Hand will devote 90% of his time to Myercom, and we will hire a full time Chief Financial Officer and a Director of Marketing. Expected annual compensation is $120,000, all or part of which may be accrued and unpaid if cash is not available.

                                            Summary Compensation Table


                       ANNUAL COMPENSATION                                        LONG TERM COMPENSATION
                      -


    Name and                                                   Other Annual                Awards     Payouts           All
    Principal Position      Year     Salary         Bonus      Compensation                                   Other
                                              Restricted         Securities        LTIP         Compensation
                                                                              Stock   UnderlyingPayouts ($)
                                                                              Awards ($)         Options SARs(#)



 Jehu Hand                 2001          $0          0             0              0        0           0          0
 President                 2000           0         0              0        0           0          0                0
                           1999                      0             0              0        0           0          0        0




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

                                                                                   Percentage
               Name of                           Number of                       of Outstanding
             Stockholder                       Shares Owned                       Common Stock
             -----------                       ------------                       ------------
Jehu Hand(1)                                      10,200,000                          75%
24351 Pasto Road, Suite B
Dana Point, California 92629

Kimberly Peterson                                 1,276,360                           9.4%
24 Calle De La Luna
San Clemente, California 92673









All officers and directors
  as a group (1 person)                          10,200,000                            75%

(1) Includes 9,520,000 shares held by a family limited partnership of which Mr. Hand controls, as well as 680,000 shares held by an irrevocable trust for the benefit of his children. Mr. Hand disclaims beneficialy ownership of such shares.



Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            On November 18, 2001, Myercom, Inc., a Delaware corporation formerly known as Marin Technologies, Inc. ("Myercom") acquired certain technology from eSat, Inc., as embodied in a patent application filed with the U.S. Patent Office, via Myercom's president, Mr. Jehu Hand, who acquired this technology from eSat in payment of legal services valued at $180,000. Myercom has valued these rights at $15,000, based on an estimate of the costs of preparing and filing the patent with the US Patent and Trademark Office and the international filing. Myercom understands that eSat, Inc. had internal costs to develop the patent, but has been unable to obtain documentation regarding such costs. Mr. Hand contributed the rights to the technology to Myercom as a contribution to capital; he received no additional consideration or shares of common stock for this transfer. Prior to this transfer, Myercom and eSat had no other affiliation or relationship.

            Mr. Hand has advanced certain expenses on behalf of Myercom. Such amounts totalled $4,872 and $3,074, respectively, at June 30, 2002 and June 30, 2001.

                                                      PART IV


Item 13.               EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.  The following exhibits of the Company are included herein.

    Exhibit No.            Document Description


        3.1.     Articles of Incorporation(1)
        3.2      Articles of Amendment(1)
        3.3      Bylaws(1)


         10.1 Stock Option Plan.(1)


         16.1              Letter from Thurman, Shaw & Co., LC.(2)

         21.               Subsidiaries of the small business issuer-None.


          All other Exhibits called for by Rule 601 of Regulation S-B are not applicable to this filing.
          (b) Financial Statement Schedules

          All schedules are omitted because they are not applicable or because the required information is included in the financial statements or notes thereto.

(1) Incorporated by reference to such exhibit as filed with Myercom's registration statement on Form 10-SB, file number 0- 27799, filed on October 25, 1999.
(2) Incorporated by reference to such exhibit as filed with Myercom's Current Report on Form 8-K dated September 7, 2001.

          (b)       Reports on Form 8-K.

                    Not Applicable.

Item 14.                  Controls and Procedures

          (a) Evaluation of disclosure controls and procedures. The Company's principal executive officer and its principal financial officer, based on their evaluation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d -14 (c) as of a date within 90 days prior to the filing of this Annual Report on Form 10KSB, have concluded that the Company's disclosure controls and procedures are adequate and effective for the purposes set forth in the definition in Exchange Act rules.

          (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 30, 2002.


                                                           MYERCOM, INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on September 30, 2002.



By: /s/ Jehu Hand President, Secretary, Chief Financial Officer and Director Jehu Hand

                                                  CERTIFICATIONS

I, Jehu Hand, certify that:

1.      I have reviewed this annual report on Form 10-KSB of Myercom, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the efectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 30, 2002

/s/ Jehu Hand
Jehu Hand
President and Chief Executive Officer

                                                     MYERCOM, INC.
                                             [A Development Stage Company]

                                                 FINANCIAL STATEMENTS

                                                     JUNE 30, 2002



                                                     MYERCOM, INC.
                                             [A Development Stage Company]

                                                     BALANCE SHEET



                                                         ASSETS


                                                                                                      June 30,
                                                                                                        2002
                                                                                                        -----------
CURRENT ASSETS: Deposit                                                                          $              215
               Patent                                                                                        15,000
                                                                                                         -----------
               Total                                                                        $                15,215
                                                                                                      -------------


                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
     Accounts payable                                                                            $              895
     Accounts payable - related party                                                                         4,872
                                                                                                        -----------
               Total Current Liabilities                                                                      5,767
                                                                                                        -----------

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value, 13,600,000 shares
       authorized, no shares issued and outstanding                                                               -
     Common stock, $.001 par value, 20,000,000 shares
       authorized, 13,600,000 shares issued and outstanding                                                  13,600
     Capital in excess of par value                                                                           2,415
     Deficit accumulated during the development stage                                                        (6,568)
                                                                                                        -----------
               Total Stockholders' Equity (Deficit)                                                          (9,448)
                                                                                                        -----------
                                                                                                 $           15,215
                                                                                                      -------------










    The accompanying notes are an integral part of this financial statement.
                                                     MYERCOM, INC.
                                             [A Development Stage Company]


                                               STATEMENTS OF OPERATIONS



                                                                              For the                From Inception
                                                                             Year ended               on April 20,
                                                                              June 30,                1994 Through
                                                                     __________________________         June 30,
                                                                       2001             2002              2002
                                                                     ------------      -----------       ----------

REVENUE                                                          $              -   $            -   $            -

EXPENSES:
     General and Administrative                                               947            2,371            6,568
                                                                     ------------      -----------       ----------
LOSS BEFORE INCOME TAXES                                                     (947)          (2,371)          (6,568)

CURRENT TAX EXPENSE                                                             -                -                -

DEFERRED TAX EXPENSE                                                            -                -                -
                                                                     ------------      -----------       ----------

NET LOSS                                                     $   (947)          $   (2,371)      $   (6,568)
                                                                     ------------      -----------       ----------

LOSS PER COMMON SHARE                                            $         (.00)    $        (.00)   $       (.00)
                                                                     ------------      -----------       ----------




















                      The accompanying notes are an integral part of these financial statements.



                                                     MYERCOM, INC.
                                             [A Development Stage Company]

                                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                     FROM THE DATE OF INCEPTION ON APRIL 20, 1994
                                                 THROUGH JUNE 30, 2002
                                                                                                             Deficit
                                                                                                           Accumulated
                                         Preferred Stock               Common Stock          Capital in    During the
                                       ______________________       ______________________    Excess of    Development
                                      Shares        Amount         Shares        Amount       Par Value       Stage
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, April 20, 1994                       -  $          -              -  $          -   $          -  $          -

Issuance of 13,600,000
  shares of common stock
  for cash of $1,015, or $.00007
  per share, April 20, 1994                   -             -     13,600,000        13,600        (12,585)            -

Net loss for the period
 ended June 30, 1994                          -             -              -             -              -           (42)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1994                        -             -     13,600,000        13,600        (12,585)          (42)

Net loss for the year ended
  June 30, 1995                               -             -              -             -              -          (338)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1995                        -             -     13,600,000        13,600        (12,585)         (380)

Net loss for the year ended
  June 30, 1996                               -             -              -             -              -          (320)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1996                        -             -     13,600,000        13,600        (12,585)         (700)

Net loss for the year ended
  June 30, 1997                               -             -              -             -              -          (314)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1997                        -             -     13,600,000        13,600        (12,585)       (1,014)

Net loss for the year ended
  June 30, 1998                               -             -              -             -              -          (312)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1998                        -             -     13,600,000        13,600        (12,585)       (1,326)

Net loss for the year ended
  June 30, 1999                               -             -              -             -              -          (790)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 1999                        -             -     13,600,000        13,600        (12,585)       (2,116)

Net loss for the year ended
  June 30, 2000                               -             -              -             -              -        (1,134)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 2000                        -             -     13,600,000        13,600        (12,585)       (3,250)

Net loss for the year ended
  June 30, 2001                               -             -              -             -              -          (947)

BALANCE, June 30, 2001                        -             -     13,600,000        13,600        (12,585)       (4,197)

Net loss for the year ended
  June 30, 2002 (unaudited)                   -             -              -             -              -        (2,371)
                                     ----------    ----------    -----------    ----------     ----------    ----------
BALANCE, June 30, 2002                        -  $          -     13,600,000  $     13,600   $    (12,585) $     (6,568)
                                      ---------     ---------     ----------     ---------      ---------     ---------

                       The accompanying notes are an integral part of this financial statement.



                                                     MYERCOM, INC.
                                             [A Development Stage Company]

                                               STATEMENTS OF CASH FLOWS

                                                                               For the               From Inception
                                                                             Year ended               on April 20,
                                                                              June 30,                1994 Through
                                                                     __________________________         June 30,
                                                                       2001             2002              2002
                                                                     ------------      -----------       ----------
Cash Flows Provided by Operating Activities:
   Net loss                                                      $           (947)  $       (2,371)  $       (6,568)
   Adjustments to reconcile net loss to net cash used by
     operating activities:
     Amortization                                                               -                -            1,015
     Changes is assets and liabilities:
        Increase in deposits                                                                  (214)            (214)
        Increase in accounts payable                                            -              787              895
        Increase in accounts payable - related party                          947            1,798            4,872
                                                                     ------------      -----------       ----------
                Net Cash Provided (Used) by Operating
                  Activities                                                    -                -                -
                                                                     ------------      -----------       ----------
Cash Flows Provided by Investing Activities:
   Organizational costs                                                         -                -           (1,015)
                                                                     ------------      -----------       ----------
                Net Cash Provided (Used) by Investing
                  Activities                                                    -                -           (1,015)
                                                                     ------------      -----------       ----------
Cash Flows Provided by Financing Activities:
    Acquisition of Patent Rights                                                           (15,000)         (15,000)
   Proceeds from sale of common stock                                           -           15,000           16,015
                                                                     ------------      -----------       ----------
                Net Cash Provided by Financing Activities                       -                -            1,015
                                                                     ------------      -----------       ----------
Net Increase (Decrease) in Cash                                                 -                -                -

Cash at Beginning of Period                                                     -                -                -
                                                                     ------------      -----------       ----------
Cash at End of Period                                            $              -   $            -   $            -
                                                                     ------------      -----------       ----------

Supplemental Disclosures of Cash Flow Information:

   Cash paid during the period for:
     Interest                                                    $              -   $            -   $            -
     Income taxes                                                $              -   $            -   $            -

Supplemental Schedule of Noncash Investing and Financing Activities:

     For the year ended June 30, 2002:
         None

     For the year ended June 30, 2001:
         None




                      The accompanying notes are an integral part of these financial statements.

                                                     MYERCOM, INC.
                                             [A Development Stage Company]

                                             NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - MYERCOM, Inc. ("the Company") was organized under the laws of the State of Delaware on April 20, 1994 for the purpose of seeking out business opportunities, including acquisitions. On November 18, 2001, the Company acquired certain patent rights valued at $15,000 and contributed to capital by a shareholder, and intends to exploit this technology in Eastern Europe and republics of the former Soviet Union. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. The Company will be very dependent on the skills, talents and abilities of management to successfully implement its business plan. Since inception, the Company's activities have been limited to organizational matters, acquisition of the patent and development of its business plan. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

     Unaudited Statements. - The financial statements are unaudited as permitted by 17CFR 210.3-11

NOTE 2 - CAPITAL STOCK

     Preferred Stock - The Company has authorized 1,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2002.

                                                     MYERCOM, INC.
                                             [A Development Stage Company]

                                             NOTES TO FINANCIAL STATEMENTS


NOTE 2 - CAPITAL STOCK [Continued]

     Common Stock - The Company has authorized 20,000,000 shares of common stock with a par value of $.001. On April 20, 1994, in connection with its organization, the Company issued 13,600,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $1,015 (or $.00007 per share). The shares outstanding have been adjusted for a 13.6 for one forward stock split effected in fiscal 2002.

     1994 Stock Option Plan - On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of June 30, 2002, no options have been granted.

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

     The Company has available at June 30, 2002, unused operating loss carryforwards of approximately $6,500 which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,707 and $1,300 as of June 30, 2002 and 2001, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $407 during the year ended June 30, 2002.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Management Compensation - For the years ended June 30, 2001 and 2002, the Company did not pay any compensation to any officer or director of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

                                                     MYERCOM, INC.
                                             [A Development Stage Company]

                                             NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

     Accounts Payable - Related Party - During the years ended June 30, 2002 and 2001, an officer/shareholder of the Company directly paid expenses totaling $1,798 and $947 on behalf of the Company. At June 30, 2002, the Company owed the shareholder $4,872. No interest is being accrued on the payable.

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

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                                               For the               From Inception
                                                                             Year ended               on April 20,
                                                                              June 30,                1994 Through
                                                                         _________________________      June 30,
                                                                       2002               2001            2002
                                                                     ------------      -----------       ----------

         Loss from continuing operations available to
         common shareholders (numerator)                         $        (1,190)   $         (947)  $       (6,568)
                                                                     ------------      -----------       ----------
         Weighted average number of common shares
         outstanding used in loss per share for the period
         (denominator)                                                 13,600,000       13,600,000       13,600,000
                                                                     ------------      -----------       ----------

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.