Form 10KSB
period 2004-06-30
RUSSIAN ATHENA INC
filed 2004-12-02
CIK 1092797

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the fiscal year ended June 30, 2004

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934
For the transition period from                          to

Commission File Number 0-27799
CIK Number 0001092797

                              RUSSIAN ATHENA, INC.

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of June 30, 2004:

Common Stock, $.001 Par Value - 13,600,000 shares

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS

General

         On November 18, 2001, Russian Athena, Inc. formerly known as Marin Technologies, Inc., a publicly reporting corporation formed in April 1994 solely to seek for and make an acquisition, acquired rights to certain satellite technology for exploitation in Eastern Europe and changed its name to Myercom, Inc. Russian Athena was unable to find practicable market to this technology and abandoned this business. Subsequently, management began to explore the possibility of opening a marriage agency in Eastern Europe. The Company's name was changed to "Russian Athena, Inc." to reflect the new business. We operate in Russia under our wholly owned Russian subsidiary, "Ruskaya Afina" which means (Russian Athena).

The "Mail Order Bride" Industry

         The term "Mail Order Bride" is a misnomer. No one to our knowledge in modern times has merely ordered himself a bride via the internet or catalog. The modern foreign bride industry is a product of the internet facilitating international communication. Russian Athena is part of the internet dating phenomenon. Our male customers generally are from the United States, Canada, Western Europe, Australia and New Zealand. In this annual report we refer to these men as "Western" men eventhough not all are from the West. Most women who seek for international grooms are from Asia, Latin America or Eastern Europe. Our agency operates in the Russian Federation, which is the principal country for the Eastern Europe women seeking marriage to foreigners. Russia has population of approximately 135 million people.

         There have been many reasons advanced for the desire of the Russian woman to seek a husband abroad. Better economic conditions and the perceived better ability and predisposition of a western man to sustain a marriage and raise a family are often given as reasons by the women themselves. Western men who seek for brides in Eastern Europe do so for a variety of reasons, including beauty, higher educational standards, and the perceived higher interest of such women in family life. The popularity of internet dating attests to the fact that, in any population, there will always be a certain percentage of persons who for whatever reason believe they cannot find their soul mate where they live or through conventional channels.

Services Offered

         Revenues in the industry primarily consist of address sales, fees for introductions, tours, including lodging and travel assistance, email forwarding and translating (to and from Russian to Western languages), and flower and gift delivery. Russian Athena will not offer traditional tours, where a small number of men meet hundreds of women in a group setting. Instead, we will sell contact information (postal address and, if the lady consents, telephone and email addresses) and offer men the opportunity to use our email forwarding and translation service. Postal mail to and from Russian is slow, requiring two to four weeks each way for delivery. Most of our ladies will not speak English or other Western European languages, so the letters will be translated between Russian and the man's native language.

         The software which we utilize is designed so that a man writes his letter to the lady online. The letter is forwarded by email to the office where the lady lives, and is translated by the local staff into Russian. The lady is contacted by telephone and the letter is usually hand delivered the same day, or she comes to the office to receive it. If she wishes to correspond, the lady writes a reply and gives it to our staff either by mail or personal visit to the local office, where it is translated and emailed to her correspondent. In some cities we may mail the letter to the lady instead of hand delivery, depending on the size of the city and the efficiency of public transportation.

         If the man decides to visit one of our office locations to meet the lady in person, we can arrange a visa invitation and accommodations in a rented apartment. We will rent apartments for our clients from non-affiliated persons. Our agency also can supply interpreter service, airport pick-up and drop-off and other travel support. All services will be paid by credit card on our secure site. Ladies pay nothing for our services.

Marketing and Service Standards

         We have entered into a contract with World Digital Network, which markets for a network of agencies similar to our own known as the Angelika network. We will market our services through the internet at our proposed website, RussianAthena.com. We will also link to RussianAthena.com at an agency website, athenaagency.com, operated by our management in Ukraine. In addition, more than 20 Angelika network sites such as angelika.net, bluesapphires.net and onetruelove.net market our ladies. As a result of the Angelika network, we can receive revenue immediately upon posting the profiles of our first ladies in the cities we open.

         Our contract with WDN requires us to adhere to certain standards of service. All ladies must personally sign up for our service and submit proof of identity and marital status. (Russian passports contain up-to-date civil status information.) Married women are not allowed to join. We do not provide services to married men when we can ascertain their marital status. Original signed correspondence from each lady must be maintained on file for two years to prove the lady herself wrote the letters, and scanned copy of this correspondence is sent to the male client together with the translation. Ladies who move away or who fail to maintain interest in looking for a spouse abroad are removed from the website. Two employees of WDN devote full time to auditing compliance with these and other standards of conduct.

         Financial requests by lady clients or meretricious solicitations by our male clients is forbidden and result in the denial of service. We are a marriage agency and any conduct not in keeping with that premise is not tolerated.

Intellectual Property

         The software on which our website is based is used under a license from WDN. WDN holds a copyright on all data relating to our ladies, pursuant to its contract. Our website - specific features are copyrighted by us.

         From time to time unauthorized persons can and will misappropriate data, including photographs of our ladies from our website, in order to sell their contact information on competing websites. Copyright protection is not effectively enforceable against such persons in Russia who infringe. Our strategy for combating such fraud is to expose it on the internet community in the various interest group lists catering to men seeking a foreign bride. The oldest and best known of such list is the RWL, located at Maelstrom.stjohns.edu, but the Russian women guide at rwguide.com and the Russian woman list on yahoogroups.com also have many subscribers.

Competition

         There are hundreds of marriage agencies specializing in Eastern European women. The largest are Anastasia, A Foreign Affair, European Connections, and the Angelika network of agencies of which we are a member. We will also compete to some extent with Athena, which is controlled by our president but only operates in Ukraine and not Russia. We believe our principal competitive advantage over the three non Angelika competitors is quality of service, the fact that our ladies are verified current and actively looking for a spouse, and the reputation for integrity which we believe attaches to members of the Angelika network.

Government Regulation

         Washington State law requires that international marriage agencies obtain marital and criminal history from Washington residents prior to releasing ladies' contact information to male customers. The lady is then to be provided with this information so she can decide whether to correspond with or meet the man. We intend to comply with this law. A bill has been introduced in Congress which seeks to implement the same requirements throughout the United States. If implemented, this law will likely reduce our revenues because there is no standardized readily determinable procedure whereby our U.S. male clients can obtain official information in the 50 states regarding their marital and criminal history, and because compliance with stifle impulse sales.

Athena Ukraine

         Our president, Jehu Hand, controls Athena Marriage Agency and its Ukrainian subsidiary, Afina International. Athena operates seven offices in Ukraine, separately from Russian Athena. Mr. Hand intends to link the website for Russian Athena and Athena and to market them jointly to male customers. It is not expected that Athena (Ukraine) will provide any administrative support services (such as bookkeeping and programming services) to Russian Athena, but if such services are provided it will be at the same rates that Athena charges to perform such services to other members of the Angelika network. Mr. Hand is not involved in the day to day Russian or Ukrainian operations of either company, but concentrates his efforts on marketing to male customers. He does not believe he will be subject to any conflict of interest between the two companies although they to some extent are competitors. Any marketing expenses incurred in support of both companies will be allocated based on the relative number of active female customers on each website. As of September 30, 2004, Athena had approximately 3,500 active ladies and Russian Athena had 90.

Employees

         We have no employees other than our one officer, who devotes 5 hours a week to Russian Athena, one in-country supervisor, who works full time, and two full time Russian employees. We plan to seek two full time employees in each branch office.

Legal Proceedings.

         Russian Athena is not a party to any pending legal proceeding.

Item 2.   DESCRIPTION OF PROPERTY

         We currently share about 200 square feet of office space provided by our president and Athena in Dana Point, California, and intend to locate office space in each of our Russian locations in the near future. We don't believe we will have great difficulty in locating such facilities. We think the existing office space provided by our president will be adequate for the next year. It is located within driving distance of Los Angeles and has a full complement of photocopy and telecommunications services. We also rent office space in Sochi, Russia for $550 per month on a month to month basis.

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended June 30, 2004.


                                     PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has not traded. As of June 30, 2004, there were 160 stockholders of record.

Item 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                  We have received revenues from operations only in September 2004. We opened our first office in Sochi, Russia in July 2004 and commenced receiving revenues in September 2004. The Sochi office is also our administrative headquarters, where payment, bookkeeping and programming are centralized. The opening costs for Sochi were $12,217 including advance rent and other lease acquisition costs, computer equipment, furniture and fixtures, and local advertising. Sochi has an office manager and a translator on staff, for total salaries of $1,350 per month. Rent and other expenses is an additional $1,350 per month, resulting in total overhead of $2,700 for this office.

         It is management's experience with another marriage agency it operates that office revenues are dependent on the number of ladies registered with each office as potential brides, and ranges from $3 to $4 per month per lady. Therefore a base of 770 ladies will be necessary to obtain break even for Sochi.

         Our experience is that this level of ladies will require about $2,000 in advertising. Additional offices will only require a manager and translator, with total monthly salary and office costs of $800, with 300 ladies needed for break even and opening costs of $6,500 per office after the initial office is opened in Sochi. We have hired an in-country manager at a salary of $1,000 per month to open the offices and supervise them. As of the date of this annual report, no other employees have been hired.

         Based on management's experience in operating a marriage agency in Ukraine, we expect that through June 30, 2005 we can open a total of 6 offices (Sochi plus five additional offices) for $45,000 total budget. We have identified 50 cities in Russia where we intend to open offices. Opening a total of 50 offices will require approximately $328,000 in capital, including internally generated funds, and we believe will result in revenues of $100,000 per month. We also estimate that other annual general and administrative costs related to being public will be $22,000.

         Russian Athena has funds on hand for operations and expansion through June 30, 2005. After June 30, 2005, we believe that internally generated funds or additional equity investments totaling $300,000 will be necessary to complete expansion. If we received all the funding, we can open four offices per month commencing on April 1, 2006. If we do not receive all the outside funding we need, we will be limited to using internally generated funds and will require up to several years to open all our offices.

         We do not have any agreements or understandings with respect to sources of capital. We have not identified any potential sources. It's likely that we will not be able to raise the entire amount required initially, in which case our development time will be extended until such full amount can be obtained.

         Information included in this annual report includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this annual report constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

         Since we have not yet generated any revenues, we are a development stage company as that term is defined in paragraphs 8 and 9 of SFAS No. 7. Our activities to date have been limited to seeking capital; seeking supply contracts and development of a business plan. Our auditors have included an explanatory paragraph in their report on our financial statements, relating to the uncertainty of our business as a going concern, due to our lack of operating history or current revenues, its nature as a start up business, management's limited experience and limited funds. We do not believe that conventional financing, such as bank loans, is available to us due to these factors.
Management  believes  that  it will be able to  raise  the  required  funds  for operations from one or more future offerings, and to be able to effect our business plan. However, Management believes that Russian Athena's ability to raise significant amounts of financing, including the additional $300,000 required as set forth above, will be dependent on obtaining an initial contract, and other risks inherent in the business as discussed under the caption "Risk Factors" may affect the outcome of Management's plans.


Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The consolidated financial statements of the Company required to be included in Item 7 are set forth in the Financial Statements Index. Its operating deficit is being funded by an officer and director.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          The Company's former independent accountant Pritchett, Siler & Hardy, P.C.("Pritchett, Siler & Hardy") resigned from that capacity on June 8, 2004. The report by Pritchett, Siler & Hardy on the financial statements of the Company dated October 2, 2001, including balance sheets as of June 30, 2001 and 2000 and the statements of operations, cash flows and statement of stockholders' equity for the years ended June 30, 2001 and 2000 and the period inception (April 20, 1994) to June 30, 2001 ("Financial Statements") did not contain an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Pritchett, Siler & Hardy did not audit the financial statements filed by the Registrant in its Annual Reports on Form 10-KSB for the years ended June 30, 2002 and 2003 which were filed with the Securities and Exchange Commission, nor did it review the quarterly financial statements contained in the quarterly reports on Form 10-QSB for the quarters ended September 30, 2002, December 31, 2002, March 31, 2003, September 30, 2003, December 30, 2003 or March 31, 2004 filed with the Securities and Exchange Commission. During the period covered by the Financial Statements through the date of resignation of the former accountant, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. On June 8, 2004 the Comapny engaged Mantyla, McReynolds LLC as its new independent accountants. Prior to the engagement of Mantyla, McReynolds LLC, the Company did not consult with Mantyla, McReynolds LLC, on the application of accounting principles to any specific transaction nor the type of audit opinion that might be rendered on the Company's financial statements. Pritchett, Siler & Hardy was provided with the disclosure set forth above and provided the Registrant with a letter to the effect that they did not disagree with the above statements as far as they related to Pritchett, Siler & Hardy. A copy of Pritchett, Siler & Hardy's letter is filed as an exhibit to this Annual Report.

                                    PART III

Item 9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS AND CONTROL  PERSONS;
 COMPLIANCE WITH SECTION 16(a) OF THE             EXCHANGE ACT.

Directors and Executive Officers

         The member of the Board of Directors of Russian Athena serves until the next annual meeting of stockholders, or until his successors have been elected. The officer serves at the pleasure of the Board of Directors. The following is the director and executive officer of Russian Athena.

        Jehu Hand    48      Chief Executive and Financial Officer and Director

         Jehu Hand has been President, Chief Financial Officer and Secretary of Russian Athena since its inception. Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand, a law corporation from 1994 to 1999, and of Hand & Hand, a professional corporation, from June 2002 to the present. He is licensed with the California State Bar. He has traveled to Russia and Ukraine many times, and currently travels there once each month for the business of Athena and Russian Athena. Hand & Hand was a sole proprietorship until it incorporated as a law corporation in May 1994. From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Biolase Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He was a director of Biolase from February 1992 to February 1993. From January to October, 1992 Mr. Hand was Of Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard. From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation. From January to December 1990 he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989. From 1984 to June 1986 Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University. He is a licensed real estate broker and is active as a registered principal (Series 7, 24 and 63) of SoCal Securities, a broker-dealer and member of the National Association of Securities Dealers, Inc. SoCal Securities will not participate in the offering and does not make any market in securities. He also was a director and president of Albion Aviation, Inc. from 2000 to March 2003. He currently devotes 5 hours per week to Russian Athena. He is also Chief Financial Officer and director of California Service Stations, Inc.


Code of Ethics

         The Company has not yet adopted a code of ethics which applies to the chief executive officer, or principal financial and accounting officer or controller, or persons performing similar functions due to several factors. The Company is a small public company whose shares have not yet traded. We have limited resources and expect to develop a code of ethics by the end of calendar 2004.

Audit Committee Financial Expert

         The Company does not have an audit committee. The entire board of directors, which consists of Jehu Hand, functions as the audit committee. The Company does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members. We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

Stock Option Plan

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

Item 10. EXECUTIVE COMPENSATION

         . The following table sets forth the cash and all other compensation of Russian Athena's executive officers and directors during each of the last three fiscal years. The remuneration described in the table includes the cost to Russian Athena of any benefits which may be furnished to the named executive officers, including premiums for health insurance and other benefits provided to such individual that are extended in connection with the conduct of Russian Athena's business. The executive officer named below did not receive any manner of compensation in the years set forth below.

         The officer devotes most of his time to other employment and serves without compensation. Upon receipt of at least $100,000 in annual revenues, Mr. Hand will receive a monthly salary equal to 1% of annual sales, all or part of which may be accrued and unpaid if cash is not available.

                           Summary Compensation Table


                       ANNUAL COMPENSATION                                        LONG TERM COMPENSATION

    Name and                                                   Other Annual          Awards     Payouts         All
    Principal Position      Year     Salary         Bonus      Compensation                                   Other
                                                                              RestrictedSecurities           LTIP
Compensation
                                                                              Stock   Underlying Payouts ($)
                                                                              Awards ($)Options SARs(#)



 Jehu Hand                 2004          $0          0             0              0        0           0          0
 President                 2003           0          0             0              0        0           0
                           2002           0          0             0              0        0           0          0



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

(1) Includes 9,520,000 shares held by a family limited partnership of which Mr. Hand controls, as well as 680,000 shares held by an irrevocable trust for the benefit of his children. Mr. Hand disclaims beneficial ownership of such shares.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 18, 2001, Russian Athena, Inc., a Delaware corporation formerly known as Marin Technologies, Inc. ("Russian Athena") acquired certain technology from eSat, Inc., as embodied in a patent application filed with the U.S. Patent Office, via Russian Athena's president, Mr. Jehu Hand, who acquired this technology from eSat in payment of legal services valued at $180,000. Russian Athena had valued these rights at $15,000, based on an estimate of the costs of preparing and filing the patent with the US Patent and Trademark Office and the international filing. Russian Athena understands that eSat, Inc. had internal costs to develop the patent, but has been unable to obtain documentation regarding such costs. Mr. Hand contributed the rights to the technology to Russian Athena as a contribution to capital; he received no additional consideration or shares of common stock for this transfer. Prior to this transfer, Russian Athena and eSat had no other affiliation or relationship. In October 2002 Russian Athena transferred the patent rights to Skyframes, Inc., a company of which Mr. Hand was president of until December 2002. Russian Athena retained the perpetual, royalty free rights to Russia and the former soviet republics and satellites. In exchange Skyframes issued to Russian Athena a $15,000 promissory note due on demand and bearing 5% interest. Russian Athena has decided not to pursue this technology and has written off the note payable from Skyframes.

         Mr. Hand has advanced certain expenses on behalf of Russian Athena. Such amounts totalled $20,533, $16,386, $4,872 and $3,074, respectively, at June 30, 2004, June 30, 2003, June 30, 2002 and June 30, 2001 and are non-interest bearing. A private investment fund controlled by Mr. Hand, Arrakis Select., loaned $50,000 to Russian Athena on March 31, 2004. The note is unsecured and bears interest at 8%, and is due and payable on July 1, 2005. It is convertible into 500,000 shares of common stock at maturity.

                                     PART IV


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits.  The following exhibits of the Company are included herein.

    Exhibit No.            Document Description

     3.     Certificate of Incorporation and Bylaws

            3.1.      Articles of Incorporation(1)
            3.2       Articles of Amendment (name change to Myercom, Inc.)(3)
            3.3       Bylaws(1)
            3.4       Articles of Amendment (name change to Russian Athena,
                       Inc.)(5)

5.      Opinion of Hand & Hand as to legality of securities being registered.(3)

3.          Material Contracts

            10.1       Stock Option Plan.(1)
            10.2      Patent Assignment to Russian Athena from eSat, Inc.(3)
            10.3      Promissory Note to Arrakis Select.(5)

16.         Changes in and Disagreements with Accountants

            16.1      Letter from Thurman, Shaw & Co., LC.(2)
            16.2      Letter from Pritchett, Siler & Hardy, P.C. .(4)

21. Subsidiaries of the small business issuer-Russkaya Afina, a Russian corporation, doing business under that name.



31. Financial Statement certification, Jehu Hand, Chief Executive and Financial Officer
32.        Sarbanes-Oxley certification, Jehu Hand, Chief Executive and
          Financial Officer

          All other Exhibits called for by Rule 601 of Regulation S-B are not applicable to this filing.

(1) Incorporated by reference to such exhibit as filed with Russian Athena's registration statement on Form 10-SB, file number 0-27799, filed on October 25, 1999.
(2) Incorporated by reference to such exhibit as filed with Russian Athena's Current Report on Form 8-K dated September 7, 2001.
(3)       Incorporated  by reference to such exhibit as filed with  Registration
          Statement on Form SB-2,  file no.   333-83388, on  February 26, 2002.
(4) Incorporated by reference to such exhibit as filed with the Current Report on Form 8-K dated June 8, 2004.
(5)       Filed herewith.


        (b) Reports on Form 8-K. - A Current report on Form 8-K was filed to report the change of auditors. See Item 12.

Item 14. Controls and Procedures.

  Not Applicable

Item 15. Principal Accountant Fees and Services.

Audit Fees

Our principal accountants, Mantyla McReynolds LLC billed us $0 and $0 for audit fees and review of quarterly filings in the fiscal years ended June 30, 2004 and 2003, respectively.

Less than 50% of the hours expended by our auditors on the audit for the year ended June 30, 2004 were performed by persons other than Mantyla McReynolds LLC`s permanent full time employees.

There were $0, $0 and $0, respectively paid in audit related fees, tax fees and all other fees to Mantyla, McReynolds LLC during the year ended June 30, 2004.

Audit Committees pre-approval policies and procedures.

We do not have an audit committee. Our engagement of Mantyla McReynolds LLC was approved by the Board of Directors. No services described in Item 9(e)(2) through 9(e)(4) of Schedule 14A were performed by our auditors.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 1, 2004.


                                                           RUSSIAN ATHENA,  INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                           President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on December 1, 2004.


By  /s/ Jehu Hand President  (principal  executive  officer),   Chief  Financial
         Jehu Hand                               Officer (principal financial
                                           and  accounting officer) and Director

                                               RUSSIAN ATHENA, INC.
                                                (fka Myercom, Inc.)
                                           [A Development Stage Company]

                                               Financial Statements

                                        [WITH INDEPENDENT AUDITORS' REPORT]

                                                   June 30, 2004


                                               RUSSIAN ATHENA, INC.
                                                (fka Myercom, Inc.)
                                           [A Development Stage Company]



                                                 Table of Contents

Report of Independent Registered Public Accounting Firm                                                        1

Balance Sheet - June 30, 2004                                                                                  2

Statements of Operations for the years ended June 30, 2004 and 2003 and for the
period from Inception [April 20, 1994] through June 30, 2004                                                   3

Statement of Stockholders' Equity for the period from Inception [April 20,
1994] through June 30, 2004                                                                                    4

Statements of  Cash Flows for the years ended June 30, 2004 and June 30,  2003
and for the period from Inception [April 20, 1994] through June 30, 2004                                       5

Notes to Financial Statements                                                                               6-11

                        Report of Independent Registered Public Accounting Firm



The Board of Directors and Shareholders
Russian Athena, Inc.

We have audited the accompanying balance sheet of Russian Athena, Inc., as of June 30, 2004, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2004 and 2003, and for the period from Inception [April 20, 1994] through June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Russian Athena, Inc., as of June 30, 2004, and the results of operations and cash flows for the years ended June 30, 2004 and 2003, and for the period from Inception [April 20, 1994] through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note D to the financial statements, the Company has accumulated losses since inception and has not had significant operations since Inception. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note D. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ MANTYLA McREYNOLDS
MANTYLA McREYNOLDS
Salt Lake City, Utah
September 15, 2004




                                               RUSSIAN ATHENA, INC.
                               (fka MYERCOM, INC.)
                          (A Development Stage Company)
                                  Balance Sheet
                                  June 30, 2004
                                                            ASSETS



CURRENT ASSETS
     Cash and Cash Equivalents                                                $          8,365
      Deposit                                                                              250
     Marketable Securities [Note F]                                                     32,966

     Total Current Assets                                                     $         41,581

Property and equipment, net                                                                 --

     TOTAL ASSETS                                                             $         41,581
                                                                              ================

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                         $            787
     Accrued Interest [Note E]                                                           1,000
     Shareholder loan [Note E]                                                          20,533
     Note Payable [Note E]                                                              50,000
                                                                              ----------------

     Total Current Liabilities                                                          72,320

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.001 par value; 1,000,000 shares
       authorized; no shares issued and outstanding                           $             --

     Common Stock, $0.001 par value; 200,000,000 shares
       authorized; 13,600,000 shares issued and outstanding                             13,600

Additional paid in capital                                                               2,415
Deficit accumulated during the development stage                                      (45,251)
Accumulated unrealized gains (losses)                                                  (1,503)

Total Stockholders' Equity                                                            (30,739)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         41,581






                                  See accompanying notes to financial statements


                                               RUSSIAN ATHENA, INC.
                                                      (fka Myercom, Inc.
                          (A Development Stage Company)

                                                   STATEMENTS OF OPERATIONS
             For the years ended June 30, 2004 and 2003, and for the
                                 Period from Inception (April 20, 1994) through June 30, 2004


                                                                                                      CUMULATIVE
                                                                                                   FROM INCEPTION
                                                                                                  (April 20, 1994)
                                                                                                      To
                                                        2004             2003                    June 30, 2004
                                                        ----             ----                    -------------

REVENUES                                    $             --       $             --           $            --

General and Administrative                            11,671            11,632                         45,024
                                            ----------------       ------------                  ------------

Net Income (Loss) from operations                   (11,671)           (11,632)                       (45,024)

Other Income (Expenses)
  Interest Income                                         4                 --                              4
  Interest Expense                                   (1,000)                --
(1,000)
  Dividend Income                                       770                 --                            770

Total Other Income (Expense)                           (226)                --                           (226)
                                            ----------------       -------------                   ----------


Net Income (Loss) Before Taxes                      (11,897)            (11,632)                    (45,250)

Provision for Income Taxes                              --                   --                          --
                                               -------------       ------------                   -----------


Net Income                                          (11,897)            (11,632)                    (45,250)
                                            ================       ============              ===============

Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities [Note F]        (1,503)                 --                      (1,503)
                                             ---------------      --------------             ---------------

Total Comprehensive Income                          (13,401)               (11,632)                  (46,754)
                                            ================       ================           ===============

Income (Loss) Per Share                     $         (0.01)       $         (0.01)           $        (0.01)
                                            ================       ================           ===============

Weighted Average Shares                           13,600,000             13,600,000                13,600,000
                                            ----------------       ----------------           ---------------










                                  See accompanying Notes to Financial Statements

                                                  RUSSIAN ATHENA, INC.
                                                (fka Myercom, Inc.)
                                           [A Development Stage Company]
                                      Statement of Stockholders' Equity/(Deficit)
                         For the Period from Inception (April 20, 1994) through June 30, 2004
                                                                                                                   Total
                         Preferred                                           Additional                        Stockholders'
                          Shares      Preferred     Common        Common       Paid-in     Accum.   Unrealized    Equity/
                          Issued        Stock    Shares Issued     Stock       Capital     Deficit     Loss      (Deficit)
BALANCE, April 20, 1994        -     $      -      $       -    $      -      $      -   $       -   $      -   $       -
Issuance of 13,600,000 shares
  of common stock for cash of
  $1,015, or $.00007 per share,
  April 20, 1994               -            -      13,600,000     13,600      (12,585)           -          -       1,015

Net loss for the period
 ended June 30, 1994           -            -              -           -             -        (42)          -        (42)
                          ------     --------      ---------    --------      --------   ---------   --------   ---------
BALANCE, June 30, 1994         -            -      13,600,000     13,600      (12,585)        (42)          -         973

Net loss for the year ended
  June 30, 1995                -            -              -           -             -       (338)          -       (338)
                          ------     --------      ---------    --------      --------   ---------   --------   ---------
BALANCE, June 30, 1995         -            -      13,600,000     13,600      (12,585)       (380)          -         635

Net loss for the year ended
  June 30, 1996                -            -              -           -             -       (320)          -       (320)
                          ------     --------      ---------    --------      --------   ---------   --------   ---------
BALANCE, June 30, 1996         -            -      13,600,000     13,600      (12,585)       (700)          -         315

Net loss for the year ended
  June 30, 1997                -            -              -           -             -       (314)          -       (314)
                          ------     --------      ---------    --------      --------   ---------   --------   ---------
BALANCE, June 30, 1997         -            -      13,600,000     13,600      (12,585)     (1,014)          -           1

Net loss for the year ended
  June 30, 1998                -            -              -           -             -       (312)          -       (312)
                          ------     --------      ---------    --------      --------   ---------   --------   ---------
BALANCE, June 30, 1998         -            -      13,600,000     13,600      (12,585)     (1,326)          -       (311)

Net loss for the year ended
  June 30, 1999                -            -              -           -             -       (790)          -       (790)
                          ------     --------      ---------    --------      --------   ---------   --------   ---------
BALANCE, June 30, 1999         -            -      13,600,000     13,600      (12,585)     (2,116)          -     (1,101)

Net loss for the year ended
  June 30, 2000                -            -              -           -             -     (1,134)          -     (1,134)
                          ------     --------      ---------    --------      --------   ---------   --------   ---------
BALANCE, June 30, 2000         -            -      13,600,000     13,600      (12,585)     (3,250)          -     (2,235)

Net loss for the year ended
  June 30, 2001                -            -              -           -             -       (947)          -       (947)
                          ------     --------      ---------    --------      --------   ---------   --------   ---------
BALANCE, June 30, 2001         -            -      13,600,000     13,600      (12,585)     (4,197)          -     (3,182)

Contribution of Patent         -            -              -           -        15,000           -          -      15,000

Net loss for the year ended
  June 30, 2002                -            -              -           -             -    (17,524)          -    (17,524)
                          ------     --------      ---------    --------      --------   ---------   --------   ---------
BALANCE, June 30, 2002         -            -      13,600,000     13,600         2,415    (21,721)          -     (5,706)

Net loss for the year ended
  June 30, 2003                -            -              -           -             -    (11,632)          -    (11,632)
                          ------     --------      ---------    --------      --------   ---------   --------   ---------
BALANCE, June 30, 2003         -            -      13,600,000     13,600         2,415    (33,353)          -    (17,338)

Net loss for the year ended
  June 30, 2004                -            -              -           -             -    (11,897)    (1,503)    (13,401)
                          ------     --------      ---------    --------      --------   ---------   --------   ---------
BALANCE, June 30, 2004         -     $      -      13,600,000   $ 13,600      $  2,415   $(45,250)   $(1,503)   $(30,739)
                          ------      -------      ----------    -------       -------    -------    --------   ---------


                                  See accompanying notes to financial statements

                                               RUSSIAN ATHENA, INC.
                                                      (fka Myercom, Inc.
                                                (A Development Stage Company)

                                                   STATEMENTS OF CASH FLOWS
                                        For the years ended June 30, 2004 and 2003, and for the
                                 Period from Inception (April 20, 1994) through June 30, 2004

                                                                                                           CUMULATIVE
                                                                                                         FROM INCEPTION
                                                                                                          (April 20, 1994)
                                                                                                                To
                                                             2004                     2003               June 30, 2004
                                                             ----                     ----               -------------

Cash Flows From Operating Activities:
  Net Income (Loss)                                 $       (11,897)           $      (11,632)         $      (45,250)

    Adjustments to reconcile net loss to net cash
    used for operating activities:
    Contribution of research and development                     --                       --                   15,000
    (Increase) in Prepaid Expenses                              (35)                      --                     (250)
    Increase (decrease) in accounts payable                    (460)                     199                      787
    Increase (decrease) in accrued interest                   1,000                       --                    1,000
    Increase (decrease) in related party payable              4.228                   11,433                   20,533
                                                       ------------               ----------         ----------------

Net Cash Provided (Used) by Operating Activities             (7,165)                      --                   (8,180)

Cash Flows From Investing Activities:

Purchase of Securities                                     (32,967)                       --                  (32,967)
                                                       ------------               ----------        -----------------

Net Cash Provided (Used) by Investing Activities           (32,967)                       --                 (32,967)

Cash Flows From Financing Activities:
   Proceeds from sale of common stock                           --                        --                   1,015
  Proceeds from Note Payable                                50,000                        --                  50,000
                                                       ------------               ----------        -----------------


Net Cash Provided (Used) by Financing Activities            50,000                        --                  51,015

Effect of unrealized gain or loss on
Cash and Cash Equivalents                                   (1,503)                       --                 (1,503)
                                                      -------------               -----------        -----------------

Net Increase (Decrease) in Cash                              8,365                        --                  8,635

Beginning Cash Balance                                         --                         --                     --
                                                   ----------------          ----------------        -----------------

Ending Cash Balance                              $          8,365            $            --         $         8,365
                                                   ================          ================         ===============

Supplemental disclosures
    Cash paid for interest                       $           --              $            --         $         --
    Cash paid for income taxes                                --                          --                   --

    See accompanying notes to financial statements

                                               RUSSIAN ATHENA, INC.
                                                (fka Myercom, Inc.)
                                           [A Development Stage Company]
                                           Notes to Financial Statements
                                                   June 30, 2004

NOTE A   Summary of Significant Accounting Policies

                  Organization

         Russian Athena, Inc. [fka Myercom, Inc.] ("the Company") was organized under the laws of the State of Delaware on April 20, 1994 for the purpose of seeking out business opportunities, including acquisitions. The Company is considered a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7. The Company will be very dependent on the skills, talents and abilities of management to successfully implement its business plan. Since inception, the Company's activities have been limited to organizational matters and development of its business plan. The Company has begun operations in Russia; setting up preliminary operations for their planned bride services there. The Company has, at present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other factors.

         Statement of Cash Flows

         For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company had cash and cash equivalents totaling $8,365 as of June 30, 2004.

         Loss Per Share

         The computation of loss per share is based on the weighted average number of shares outstanding during the period, presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share".

         Income Taxes

         The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events, recognized in the financial statements, be measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. (See Note C)

                                               RUSSIAN ATHENA, INC.
                                                (fka Myercom, Inc.)
                                           [A Development Stage Company]
                                           Notes to Financial Statements
                                                   June 30, 2004

NOTE A   Summary of Significant Accounting Policies [continued]

         Revenue Recognition

         The Company recognizes revenues in accordance with the Securities and Exchange Commission, Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition in Financial Statements." SAB 104 clarifies application of U.S. generally accepted accounting principles to revenue transactions. The Company shall recognize revenue from fees as earned, which is when addresses are sold, introductions are made, tours or travel assistance is provided, e-mail forwarding and translation is complete, or other services or products are delivered to the customer. Currently, the Company has no revenue generating operations.

         Use of Estimates in Preparation of Financial Statements

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Investments

         The Company's investments comprise money market funds and equity securities. These investments are held in the custody of a major financial institution. At June 30, 2004, the Company's investments were classified as available-for-sale. These investments are recorded in the Balance Sheets at fair value. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income, net of tax. [See Note F]

         Fair Value Financial Instruments

         The fair values of accounts receivable, prepaid expenses and accounts payable, accrued expenses, and notes payable are estimated to approximate the carrying values at June 30, 2004 due to the short maturities of such instruments.

                                               RUSSIAN ATHENA, INC.
                                                (fka Myercom, Inc.)
                                           [A Development Stage Company]
                                           Notes to Financial Statements
                                                   June 30, 2004

         Recently Enacted Accounting Standards

         In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by the Company (See 1994 Stock Option Plan in Note B).

         SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and
         Equity ("SFAS No. 150") was issued in May 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. The adoption of SFAS No. 150 did not have a material impact on the Company's Consolidated Financial Statements.

         In November 2002, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards Board Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which requires the guarantor to recognize as a liability the fair value of the obligation at the inception of the guarantee. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Management believes the Company has no guarantees that are required to be disclosed in the financial statements. The recognition provisions are to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the recognition provisions of FIN 45 did not have a material impact on the Company's financial statements.

         In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin ("ARB") No. 51. FIN No. 46, as revised in December 2003, addresses consolidation by business enterprises of variable interest entities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. FIN No. 46 applies in the first year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN No. 46 did not have a material impact on the Company's financial statements.

                                               RUSSIAN ATHENA, INC.
                                                (fka Myercom, Inc.)
                                           [A Development Stage Company]
                                           Notes to Financial Statements
                                                   June 30, 2004

NOTE B   Stock

         Preferred Stock

         The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2004.

         Common Stock

         The Company has authorized 20,000,000 shares of common stock with a par value of $0.001. On April 20, 1994, in connection with its organization, the Company issued 13,600,000 shares of its previously authorized, but un-issued common stock. The shares were issued for cash of $1,015 (or $0.00007 per share). The shares outstanding have been adjusted for a 13.6 for one forward stock split in fiscal 2002.

         1994 Stock Option Plan

         On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualifies option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of June 30, 2004, no options have been granted.

                                               RUSSIAN ATHENA, INC.
                                                (fka Myercom, Inc.)
                                           [A Development Stage Company]
                                           Notes to Financial Statements
                                                   June 30, 2004

NOTE C   Accounting for Income Taxes

         No provision has been made in the financial statements for income taxes because the Company has accumulated losses from operations since Inception. Any deferred tax benefit arising from the operating loss carried forward is offset entirely by a valuation allowance since it is currently not likely that the Company will be sufficiently profitable in the near future to take advantage of the losses.

         Deferred Tax Assets                                                  Balance        Tax        Rate

                  Federal Loss carryforward (expires through 2024)            47,292        7,094         15%
                  Valuation Allowance                                                     (7,094)
                                                                                          -------
                  Deferred Tax Asset                                                          --
                                                                                     ------------

         The allowance has increased $2,091 from $5,003 as of June 30, 2004.

NOTE D   Liquidity

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated losses since Inception totaling $46,754, and has no operations as of June 30, 2004. Further, the Company has current liabilities in excess of current assets. Financing for the Company's limited activities, to date, have been provided primarily by the issuance of stock and by advances from a related party, or shareholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

         Management is proposing to raise any necessary additional funds, not provided by operation, through loans or through additional sales of its common stock or through a possible business combination with another company. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE E   Related Party Transactions

         Management Compensation

         For years ended June 30, 2004 and 2003, the Company did not pay any compensation to any officer or director of the Company.

                                               RUSSIAN ATHENA, INC.
                                                (fka Myercom, Inc.)
                                           [A Development Stage Company]
                                           Notes to Financial Statements
                                                   June 30, 2004

NOTE E   Related Party Transactions [continued]

         Office Space

         The Company has not had a need to rent office space in the U.S. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

         Shareholder Loan

         During the years ended June 30, 2004 and 2003, an officer/shareholder of the Company directly paid expenses totaling $4,228 and $11,434 on behalf of the Company. At June 30, 2004, the Company owed the shareholder $20,533. No interest is being accrued on the payable.

         Note Payable

         In March 2004, the Company received loan proceeds from a lender who is controlled by an officer/shareholder of the Company. As of June 30, 2004, the Company owed the related party $50,000 in principal on the note and $1,000 in accrued interest. The Company issued a convertible promissory note in the amount of $50,000. The lender has the right, at maturity (July 1, 2005), to convert the principal sum and all accrued interest into a number of shares of common stock of the Company at a price of $.01 per share, or book value per share, which ever is lower. The following summarizes the Company's indebtedness as of June 30, 2004:

         Convertible Promissory Note, interest at 8%, payable in
         Lump sum payment, originally due July 1, 2005           $        50,000

                                    Total                        $        50,000
                                                                 ---------------

NOTE F   Marketable Securities

         The components of Marketable Securities are as follows:
                                                                                                      Available
                                                             Unrealized    Unrealized    Recorded     for Sale
                                               Cost Basis       Gains        Losses        Basis     Securities
         Common Stock & Equivalents                 34,470            --      (1,503)       32,967       32,967
                                               -----------   -----------  -----------   ----------   ----------

                  Totals                            34,370            --      (1,503)       32,967       32,967
                                               -----------   -----------  -----------   ----------   ----------

