Form 10QSB
period 2004-09-30
RUSSIAN ATHENA INC
filed 2004-12-02
CIK 1092797

SECURITIES AND EXCHANGE COMMISSION

                                              WASHINGTON, D.C. 20549

                                                    FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2004

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

                                       Yes                  No     X__

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                      13,600,000
----------------------------------                        ----------------------
Title of Class                                     Number of Shares outstanding
                                                           at September 30, 2004

Transitional Small Business Format     Yes            No    X
No exhibits included.


                                                    RUSSIAN ATHENA, INC.
                                                     (fka MYERCOM, INC.)
                                                (A Development Stage Company)

                                                           ASSETS


                                                                                   June 30,          September 30,
                                                                                     2004                2003
CURRENT ASSETS
     Cash and Cash Equivalents                                                $          8,365      $      3,777
      Deposit                                                                              250               250
     Accounts receivable                                                                    --                57
     Marketable Securities [Note F]                                                     32,966            26,829
                                                                              ----------------      ------------

     Total Current Assets                                                     $         41,581      $     30,913

Property and equipment, net                                                                 --             3,393
                                                                              ----------------      ------------

     TOTAL ASSETS                                                             $         41,581      $     34,306
                                                                              ================      ============

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                         $            787      $      1,712
     Accrued Interest [Note E]                                                           1,000             2,000
     Shareholder loan [Note E]                                                          20,533            23,276
     Note Payable [Note E]                                                              50,000            50,000
                                                                              ----------------      ------------

     Total Current Liabilities                                                          72,320            76,988
                                                                              ----------------      ------------

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.001 par value; 1,000,000 shares
       authorized; no shares issued and outstanding                           $             --      $         --

     Common Stock, $0.001 par value; 20,000,000 shares
       authorized; 13,600,000 shares issued and outstanding                             13,600            13,600

Additional paid in capital                                                               2,415             2,415
Deficit accumulated during the development stage                                      (45,251)          (56,792)
Accumulated unrealized gains (losses)                                                  (1,503)           (1,905)

Total Stockholders' Equity                                                            (30,739)          (42,682)
                                                                              ----------------      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         41,581            34,306
                                                                              ================      ============







                                  See accompanying notes to financial statements



                                               RUSSIAN ATHENA, INC.
                                                     (fka Myercom, Inc.
                                                (A Development Stage Company)

                                                  STATEMENTS OF OPERATIONS
                             For the three months ended  September  30, 2004 and
                              2003, and for the Period from Inception (April 20,
                              1994) through September 30, 2004


                                                                                               CUMULATIVE
                                                                     FOR THE THREE         FROM INCEPTION
                                                                    MONTHS ENDED         (April 20, 1994)
                                                                     September 30,               To
                                                        2004                     2003         September 30, 2004
                                                     ----                     ----            ------------------

REVENUES                                    $             57       $             --           $            57

General and Administrative                            11,247                  1,745                    56,272
                                            ----------------       ----------------           ---------------

Net Income (Loss) from operations                   (11,190)                  1,741                  (56,215)

Other Income (Expenses)
    Interest Income                                       4                     --                        4
      Interest Expense                               (1,000)                    --                   (2,000)
     Dividend Income                                    649                     --                     1,419

  Total Other Income (Expense)                         (351)                    --                      (577)
                                            ----------------        ---------------           --------------


Net Income (Loss) Before Taxes                      (11,541)                (1,745)                  (56,792)

 Provision for Income Taxes                              --                     --                        --
                                           ---------------           -------------           ----------------
--

Net Income                                          (11,541)                (1,745)                  (56,792)
                                            ================       ================           ===============

Other Comprehensive Income (Loss)
Unrealized Gain (Loss) on Securities [Note F]          (402)                                        (1,905)
--                                          ----------------

Total Comprehensive Income                          (11,943)                (1,745)                  (58,697)
                                            ================       ================           ===============

Income (Loss) Per Share                     $         (0.01)       $         (0.00)           $        (0.01)
                                            ================       ================           ===============

Weighted Average Shares                           13,600,000             13,600,000                13,600,000
                                            ----------------       ----------------           ---------------











                                  See accompanying Notes to Financial Statements


                                               RUSSIAN ATHENA, INC.
                                                     (fka Myercom, Inc.
                                                (A Development Stage Company)

                                                  STATEMENTS OF CASH FLOWS
                             For the three months ended  September  30, 2004 and
                              2003, and for the Period from Inception (April 20,
                              1994) through September 30, 2004

                                                                                         CUMULATIVE
                                                           FOR THE THREE                FROM INCEPTION
                                                               MONTHS ENDED            (April 20, 1994)
                                                              September 30,                      To
                                                 2004                     2003        September 30, 2004
                                                ----                     ----            ------------------

Cash Flows From Operating Activities:
               Net Income (Loss)      $       (11,541)           $       (1,745)          $     (56,792)

   Adjustments to reconcile net loss to
    net   cash   used   for    operating
    activities:
    Increase in accounts receivable              (57)                         --                   (57)
    Contribution of research and development      --                          --                15,000
   (Increase) in Prepaid Expenses                 --                          --                 (250)
   Increase (decrease) in accounts payable        925                         --                1,712
   Increase (decrease) in accrued interest      1,000                         --                2,000
   Increase (decrease) in related party payable 2,743                    (1,745)               23,276
                                              -------             --------------        -------------

Net Cash Provided (Used) by
       Operating Activities                   (6,930)                         --              (15,611)

Cash Flows From Investing Activities:
    Purchase of Furniture and Equipment       (3,393)                         --               (3,393)
    Purchase of Securities                        --                          --              (32,967)
    Sale of Securities                         6,137                          --                6,137
                                       -------------              --------------        -------------


Net Cash Provided (Used) by
 Investing Activities                          2,744                          --             (30,223)

Cash Flows From Financing Activities:
   Proceeds from sale of common stock             --                          --               1,015
    Proceeds from Note Payable                    --                          --              50,000
                                       -------------             ---------------      --------------


Net Cash Provided (Used) by
 Financing Activities                            --                           --              51,015

Effect of unrealized gain or loss on
Cash and Cash Equivalents                     (402)                           --             (1,905)

Net Increase (Decrease) in Cash             (4,588)                           --              3,777

Beginning Cash Balance                       8,365                           --                  --
                                  ----------------              ----------------     --------------

Ending Cash Balance               $          3,777             $             --     $         3,777
                                  ================             ================     ===============

Supplemental disclosures
       Cash paid for interest      $           --             $              --     $           --
         Cash paid for income taxes            --                            --                 --

             See   accompanying  notes  to  financial   statements

                                            RUSSIAN ATHENA, INC.
                                               (fka Myercom, Inc.)
                                          [A Development Stage Company]
                                          Notes to Financial Statements
                                               September 30, 2004

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

         Statement of Cash Flows

         For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company had cash and cash equivalents totaling $3,777 as of September 30, 2004.

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

         Investments

         The Company's investments comprise money market funds and equity securities. These investments are held in the custody of a major financial institution. At September 30, 2004, the Company's investments were classified as available-for-sale. These investments are recorded in the Balance Sheets at fair value. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income, net of tax. [See Note F]

         Fair Value Financial Instruments

         The fair values of accounts receivable, prepaid expenses and accounts payable, accrued expenses, and notes payable are estimated to approximate the carrying values at June 30, 2004 due to the short maturities of such instruments.

         Furniture and Equipment

         All furniture and equipment was purchased at the end of the quarter and depreciation is not material.

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

NOTE B   Stock

         Preferred Stock

         The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2004.

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

         1994 Stock Option Plan

         On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualifies option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of September 30, 2004, no options have been granted.

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

         Deferred Tax Assets                                                  Balance        Tax        Rate

                  Federal Loss carryforward (expires through 2024)            58,833        8,824         15%
                  Valuation Allowance                                             --      (8,824)          --
                                                                            --------      -------    --------
                  Deferred Tax Asset                                              --           --          --
                                                                            ========      =======    ========

         The allowance has increased $1,730 from $7,094 as of June 30, 2004.

NOTE D   Liquidity

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated losses since Inception totaling $58,697, and has limited operations as of September 30, 2004. Further, the Company has current liabilities in excess of current assets. Financing for the Company's limited activities, to date, have been provided primarily by the issuance of stock and by advances from a related party, or shareholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE E   Related Party Transactions

         Management Compensation

         For the quarters ended September 30, 2004 and 2003, the Company did not pay any compensation to any officer or director of the Company.

         Office Space

         The Company has not had a need to rent office space in the U.S. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

         Shareholder Loan

         During the three months ended September 30, 2004 and 2003, an officer/shareholder of the Company directly paid expenses totaling $3,243 and $1,745 on behalf of the Company. At September 30, 2004, the Company owed the shareholder $23,771. No interest is being accrued on the payable.

         Note Payable

         In March 2004, the Company received loan proceeds from a lender who is controlled by an officer/shareholder of the Company. As of September 30, 2004, the Company owed the related party $50,000 in principal on the note and $2,000 in accrued interest. The Company issued a convertible promissory note in the amount of $50,000. The lender has the right, at maturity (July 1, 2005), to convert the principal sum and all accrued interest into a number of shares of common stock of the Company at a price of $.01 per share, or book value per share, which ever is lower. The following summarizes the Company's indebtedness as of September 30, 2004:

         Convertible Promissory Note, interest at 8%,
         payable in lump sum payment, roginally due July 1, 2005  $    50,000
                                                                      ----------
                         Total                                    $    50,000
                                                                      ----------
NOTE F   Marketable Securities

         The components of Marketable Securities are as follows:

                                                                                                      Available
                                                             Unrealized    Unrealized    Recorded     for Sale
                                               Cost Basis       Gains        Losses        Basis     Securities
         Common Stock & Equivalents                 28,734            --      (1,905)       26,829       26,829
                                               -----------   -----------  -----------   ----------   ----------

                  Totals                            28,734            --      (1,905)       26,829       26,829
                                               -----------   -----------  -----------   ----------   ----------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

We have only received revenues from operations in September 2004, of $57. We opened our first office in Sochi, Russia in July 2004 and commenced receiving revenues in September 2004. The Sochi office is also our administrative headquarters, where payment, bookkeeping and programming are centralized. The opening costs for Sochi were $12,217 including advance rent and other lease acquisition costs, computer equipment, furniture and fixtures, and local advertising. Sochi has an office manager and a translator on staff, for total salaries of $1,350 per month. Rent and other expenses is an additional $1,350 per month, resulting in total overhead of $2,700 for this office.

         It is management's experience with another marriage agency it operates that office revenues are dependent on the number of ladies registered with each office as potential brides, and ranges from $3 to $4 per month per lady. Therefore a base of 770 ladies will be necessary to obtain break even for Sochi.

         Our experience is that this level of ladies will require about $2,000 in advertising. Additional offices will only require a manager and translator, with total monthly salary and office costs of $800, with 300 ladies needed for break even and opening costs of $6,500 per office after the initial office is opened in Sochi. We have hired an in-country manager at a salary of $1,000 per month to open the offices and supervise them. As of the date of this prospectus, no other employees have been hired.

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

         Information included in this prospectus includes forward looking statements, which can be identified by the use of forward-looking terminology such as may, expect, anticipate, believe, estimate, or continue, or the negative thereof or other variations thereon or comparable terminology. The statements in "Risk Factors" and other statements and disclaimers in this prospectus constitute cautionary statements identifying important factors, including risks and uncertainties, relating to the forward-looking statements that could cause actual results to differ materially from those reflected in the forward-looking statements.

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

Item 3. CONTROLS AND PROCEDURES.

     a) Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

     (b) Changes in internal controls over financial reporting.

         During the quarter ended September 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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


                                                           RUSSIAN ATHENA, INC.



Date:     December 1, 2004                                    By:/s/ Jehu Hand
                                                                 -------------
                                                                Jehu Hand,
                                                  President and Chief Financial
                                             Officer (chief financial officer
                                                and accounting officer and duly
                                                           authorized officer)