Form 10QSB
period 2003-09-30
RUSSIAN ATHENA INC
filed 2004-12-06
CIK 1092797

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                    FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2003

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

                                           Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                       13,600,000
----------------------------------                      ----------------------
Title of Class                                      Number of Shares outstanding
                                                          at September 30, 2003


Transitional Small Business Format     Yes            No    X



                                               RUSSIAN ATHENA, INC.
                                           (A Development Stage Company)

                                        UNAUDITED CONDENSED BALANCE SHEETS



                                                      ASSETS

                                                                                  June 30,        September 30,
                                                                                    2003              2003


    CURRENT ASSETS - Deposit                                                      $     215         $    215



          Total Current Assets                                                    $     215         $    215
                                                                                  =========         ========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                              $   1,247         $  1,247
    Accounts payable - related party                                                 16,386           18,132
                                                                                  ---------         --------
    Total Current liabilities                                                     $  17,633         $ 19,379

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 13,600,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 200,000,000 shares
  authorized; 13,600,000 shares issued and outstanding                               13,600           13,600

Capital in excess of par value                                                        2,415            2,415

Deficit accumulated during the development stage                                   (33,433)         (35,179)
                                                                                  ---------         --------


    Total Stockholders' Equity (Deficit)                                           (17,418)         (19,164)
                                                                                  ---------         --------


                                                                                  $     215         $    215
                                                                                  =========         ========

          The accompanying notes are an integral part of these unaudited condensed financial statements.



                                               RUSSIAN ATHENA, INC.
                                           (A Development Stage Company)

                                   UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                                                       CUMULATIVE
                                                       FOR THE THREE                FROM INCEPTION
                                                         MONTHS ENDED                (April 20, 1994)
                                                      September 30,                      TO
                                              2003                 2002           September 30, 2003




REVENUES                                $           --    $           --        $                       --
                                        --------------    --------------        --------------------------

EXPENSES

  General and Administrative                     1,746                --                            35,179
                                        --------------    --------------        --------------------------

TOTAL OPERATING EXPENSES                         1,746                --                            35,179

NET (LOSS)                                     (1,746)    $           --        $                 (35,179)

NET (LOSS) PER COMMON SHARE             $        (.00)    $           --        $                    (.00)
                                        ==============    ==============        ==========================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                      13,600,000        13,600,000                        13,600,000
                                        ==============    ==============        ==========================















          The accompanying notes are an integral part of these unaudited condensed financial statements.


                                               RUSSIAN ATHENA, INC.
                                       (A Company in the Development Stage)

                                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                                       CUMULATIVE
                                                                                        FOR THE THREE                FROM INCEPTION
                                                                                        MONTHS ENDED                (April 20, 1994)
                                                                                        September 30,                      TO
                                                               2003                         2002September 30, 2003

Cash Flows from Operating Activities:
  Net (Loss)                            $      (1,746)    $           --        $                  (35,179)

 Adjustments to reconcile net loss to net cash
     used by operating activities
  Contribution of research and development                                                          15,000
  Increase in Deposit                                                                                 (215)
Amortization                                                                                         1,015
  Changes in assets and liabilities
   Increase in accounts payable                     --                --                             1,247
   Increase in accounts payable - related party  1,746                --                            18,132
                                               -------    --------------        --------------------------
  Net cash flows provided by
                   Operating  Activities           --                 --                                --
                                               ------         ----------                    --------------
Cash Flows from Investing Activities:
  Payment of organization costs                                                                    (1,015)
     Net Cash (Used) by Investing  Activities     --                  --                           (1,015)
                                              ------          ----------               -------------------
Cash flows from Financing Activities:
  Proceeds from sale of common stock                                                                 1,015
                                        --------------    --------------        --------------------------
    Net Cash Provided by Financing  Activities     --                 --                             1,015
                                               ------         ----------                 -----------------
Net Increase (Decrease) in Cash                     --                --                                --
Cash at Beginning of Period                         --                --                                --
                                        --------------    --------------        --------------------------
Cash at End of Period                   $           --    $           --        $                       --
                                         =============    ==============        ==========================

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
 Interest                                $          --   $           --        $                        --
                                                ------       ----------                     --------------
 Income  taxes                          $           --    $           --        $                       --
                                         -------------     -------------         -------------------------

Supplemental Schedule of Non-cash investing and Financing Activities:
For the three months ended September 30, 2003: None
For the three months ended September 30, 2002: None

 The accompanying notes are an integral part of these unaudited condensed financial statements.

                                               RUSSIAN ATHENA, INC.
                                           (fka Myercom, Inc.)
                                      [A Development Stage Company]
                                      Notes to Financial Statements
                                            September 30, 2003

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

         Investments

         The Company's investments comprise money market funds and equity securities. These investments are held in the custody of a major financial institution. At September 30, 2003, the Company's investments were classified as available-for-sale. These investments are recorded in the Balance Sheets at fair value. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income, net of tax. [See Note F]

         Fair Value Financial Instruments

         The fair values of accounts receivable, prepaid expenses and accounts payable, accrued expenses, and notes payable are estimated to approximate the carrying values at September 30, 2003 due to the short maturities of such instruments.

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

NOTE B   Stock

         Preferred Stock

         The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations to be issued in such series as determined by the Board of Directors.
         No shares are issued and outstanding at September 30, 2003.

         Common Stock

         The Company has authorized 200,000,000 shares of common stock with a par value of $0.001. On April 20, 1994, in connection with its organization, the Company issued 13,600,000 shares of its previously authorized, but un-issued common stock. The shares were issued for cash of $1,015 (or $0.00007 per share). The shares outstanding have been adjusted for a 13.6 for one forward stock split in fiscal 2002.

         1994 Stock Option Plan

         On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualifies option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of September 30, 2003, no options have been granted.

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

         Deferred Tax Assets                                                  Balance        Tax        Rate

                  Federal Loss carryforward (expires through 2024)            35,179        5,277         15%
                  Valuation Allowance                                             --      (5,277)          --
                                                                            --------      -------    --------
                  Deferred Tax Asset                                              --           --          --
                                                                            ========      =======    ========

         The allowance has increased $1,262 from $5,015 as of September 30, 2003.

NOTE D   Liquidity

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated losses since Inception totaling $35,179, and has limited operations as of September 30, 2003. Further, the Company has current liabilities in excess of current assets. Financing for the Company's limited activities, to date, have been provided primarily by the issuance of stock and by advances from a related party, or shareholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE E   Related Party Transactions

         Management Compensation

         For the quarters ended September 30, 2003 and 2002, the Company did not pay any compensation to any officer or director of the Company.

         Office Space

         The Company has not had a need to rent office space in the U.S. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

         Shareholder Loan

         During the three months ended September 30, 2003 and 2002, an officer/shareholder of the Company directly paid expenses totaling $1,746 and $0 on behalf of the Company. At September 30, 2003, the Company owed the shareholder $18,131. No interest is being accrued on the payable.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Company has limited working capital and no activities.

Item 3.           Controls and Procedures.

a)                Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2003. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

     (b) Changes in internal controls over financial reporting.

         During the quarter ended September 30, 2003, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                  Exhibits--Exhibits 31 and 32 (Sarbanes Oxley certifications)

                  Reports on Form 8-K--None.

                                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                          RUSSIAN ATHENA, INC.



Date:     December 4, 2004                                    By:/s/ Jehu Hand
                                                                 -------------
                                                                   Jehu Hand,
                                                   President and Chief Financial
                                                Officer (chief financial officer
                                               and accounting officer and duly
                                                       authorized officer