Form 10QSB
period 2003-12-31
RUSSIAN ATHENA INC
filed 2004-12-06
CIK 1092797

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                    FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 2003

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

                                           Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                     13,600,000
----------------------------------                       ----------------------
Title of Class                                    Number of Shares outstanding
                                                          at December 31, 2003


Transitional Small Business Format     Yes            No    X


                                               RUSSIAN ATHENA, INC.
                                           (A Development Stage Company)

                                        UNAUDITED CONDENSED BALANCE SHEETS



                                                      ASSETS

                                                                                  June 30,        December 31,
                                                                                    2003              2003


    CURRENT ASSETS-DEPOSIT                                                        $     215         $    215



          Total Current Assets                                                    $     215         $    215
                                                                                  =========         ========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                              $   1,247         $  1,247
    Accounts payable - related party                                                 16,386           18,662
                                                                                  ---------         --------
    Total Current liabilities                                                     $  17,633         $ 19,909

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 13,600,000 shares
  authorized; no shares issued and outstanding                                           --               --

Common Stock, $.001 par value; 200,000,000 shares
  authorized; 13,600,000 at Shares issued and Outstanding                           13,600  13,600

Capital in excess of par value                                                        2,415            2,415

Deficit accumulated during the development stage                                   (33,433)         (35,709)
                                                                                  ---------         --------


    Total Stockholders' Equity (Deficit)                                           (17,418)         (19,694)
                                                                                  ---------         --------


                                                                                  $     215         $    215
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



                                               RUSSIAN ATHENA, INC.
                                           (A Development Stage Company)

                                   UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                                                                                     FROM INCEPTION
                                                                             FOR THE THREE                 FOR THE SIX ON APRIL 20
                                                                             MONTHS ENDED                 MONTHS ENDED1994 THROUGH
                                                                              DECEMBER 31,                DECEMBER 31, DECEMBER 31
                                                        2003             2002                2003             2002        2003




REVENUES                     $           --        $          --     $          --      $         --     $             --
                             --------------        -------------     -------------      ------------     ----------------

EXPENSES
  General and Administrative            530                1,752              2276             1,752               35,709
                             --------------        -------------     -------------      ------------     ----------------

LOSS BEFORE INCOME TAXES              (530)              (1,752)            (2276)           (1,752)             (35,709)

CURRENT TAX EXPENSE                      --                   --                --                --                   --

DEFERRED TAX EXPENSE                     --                   --                --                --                   --
                             --------------        -------------     -------------      ------------     ----------------

NET (LOSS)                   $        (530)        $     (1,752)     $      (2276)      $    (1,752)     $       (35,709)
                             --------------        -------------     -------------      ------------     ----------------

LOSS PER COMMON SHARE        $        (.00)        $       (.00)     $       (.00)      $      (.00)     $          (.00)
                             ==============        =============     =============      ============     ================















          The accompanying notes are an integral part of these unaudited condensed financial statements.

                                               RUSSIAN ATHENA, INC.
                                       (A Company in the Development Stage)

                                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                  FROM INCEPTION
                                                       FOR THE SIX                  ON APRIL 20,
                                                       MONTHS ENDED                  1994 THROUGH
                                                      DECEMBER 31,                  DECEMBER 31,
                                                2003               2002               2003

Cash Flows from Operating Activities:

  Net (Loss)                            $      (2,276)    $      (1,752)        $                 (35,709)
  Adjustments to reconcile net loss to net cash
     used by operating activities:
       Amortization                                 --                --                             1,015
       Changes in assets and liabilities:
        Increase in Deposit                                                                          (215)
        Contribution of research and development                                                    15,000
         Increase in accounts payable                                 --                             1,247
         Increase in accounts payable
              - related party                    2,276             1,752                            18,662
                                        --------------    --------------        --------------------------
  Net cash provided by
            Operating  Activities                  --                --                                 --
                                               ------         ----------                    --------------

Cash Flows from Investing Activities:
  Payment of organization costs                     --                --                           (1,015)
                                        --------------    --------------        --------------------------
   Net Cash (Used) by Investing  Activities         --                --                           (1,015)
                                                ------        ----------               -------------------

Cash flows from Financing Activities:
  Proceeds from sale of common stock                --                --                             1,015
                                        --------------    --------------        --------------------------
   Net Cash Provided by Financing Activities        --                --                             1,015
                                               ------         ----------                 -----------------
Net Increase (Decrease) in Cash                     --                --                                --
Cash at Beginning of Period                         --                --                                --
                                        --------------    --------------        --------------------------
Cash at End of Period                   $           --    $           --        $                       --
                                         =============    ==============        ==========================

Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest                             $           --    $           --        $                       --
                                         -------------     -------------         -------------------------
   Income taxes                         $           --    $           --        $                       --
                                         -------------     -------------         -------------------------

Supplemental Schedule of Non-cash investing and Financing Activities:
For the six months ended December 31, 2003: None
For the six months ended December 31, 2002: None
The accompanying notes are an integral part of these unaudited condensed financial statements.

                                           RUSSIAN ATHENA, INC.
                                           (fka Myercom, Inc.)
                                      [A Development Stage Company]
                                      Notes to Financial Statements
                                            December 31, 2003

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

         Income Taxes

         The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events, recognized in the financial statements, be measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. (See Note C).

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

         Fair Value Financial Instruments

         The fair values of accounts receivable, prepaid expenses and accounts payable, accrued expenses, and notes payable are estimated to approximate the carrying values at December 31, 2003 due to the short maturities of such instruments.

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

NOTE B   Stock

         Preferred Stock

         The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations to be issued in such series as determined by the Board of Directors.
         No shares are issued and outstanding at December 31, 2003.

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

         1994 Stock Option Plan

         On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualifies option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of December 31, 2003, no options have been granted.

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


         Deferred Tax Assets                                                  Balance        Tax        Rate

                  Federal Loss carryforward (expires through 2024)            35,709        5,356         15%
                  Valuation Allowance                                             --      (5,350)          --
                                                                            --------      -------    --------
                  Deferred Tax Asset                                              --           --          --
                                                                            ========      =======    ========

         The allowance has increased $342 from $5,014 as of June 30, 2003.

NOTE D   Liquidity

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated losses since Inception totaling $35,709, and has limited operations as of December 31, 2003. Further, the Company has current liabilities in excess of current assets. Financing for the Company's limited activities, to date, have been provided primarily by the issuance of stock and by advances from a related party, or shareholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE E   Related Party Transactions

         Management Compensation

         For the quarters ended December 31, 2003 and 2002, the Company did not pay any compensation to any officer or director of the Company.

         Office Space

         The Company has not had a need to rent office space in the U.S. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

         Shareholder Loan

         During the three months ended December 31, 2003 and 2002, an officer/shareholder of the Company directly paid expenses totaling $2,276 and $1,752 on behalf of the Company. At December 31, 2003, the Company owed the shareholder $18,662. No interest is being accrued on the payable.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The Company has limited working capital and no activities.

Item 3.           Controls and Procedures.

     a) Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2003. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

     (b) Changes in internal controls over financial reporting.

         During the quarter ended December 31, 2003, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.






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