Form 10QSB
period 2004-03-31
RUSSIAN ATHENA INC
filed 2004-12-06
CIK 1092797

~

                                        SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549
                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2004

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

                                           Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.001 par value                                        13,600,000
----------------------------------                       ----------------------
Title of Class                                    Number of Shares outstanding
                                                            at March 31, 2004


Transitional Small Business Format     Yes            No    X


                                               RUSSIAN ATHENA, INC.
                                           (A Development Stage Company)

                                        UNAUDITED CONDENSED BALANCE SHEETS


                                                      ASSETS
                                                                                  March 31,         June 30,
                                                                                    2004              2003


    CURRENT ASSETS
          Cash and chash equivalents                                               $ 49,980         $     --

          Deposits                                                                      215              215


          Total Current Assets                                                    $  50,195         $    215
                                                                                  =========         ========


                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                              $   1,247         $  1,247
    Note                                                                                                              Payable
50,000                     --
    Accounts payable - related party                                                 18,862           16,386
                                                                                  ---------         --------
          Total Current liabilities                                               $  70,109         $ 17,633

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock, $.001 par value; 1,000,000 shares
  authorized; no shares issued and outstanding                                           --               --

Common Stock, $.001 par value; 200,000,000 shares
  authorized; 15,600,000 shares issued and outstanding                               13,600           13,600

Capital in excess of par value                                                        2,415            2,415

Deficit accumulated during the development stage                                   (35,929)         (33,433)
                                                                                  ---------         --------


    Total Stockholders' Equity (Deficit)                                           (19,914)         (17,418)
                                                                                  ---------         --------


                                                                                  $  50,195         $    215
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


                                               RUSSIAN ATHENA, INC.
                                           (A Development Stage Company)

                                   UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                                                                                     FROM INCEPTION
                                                                             FOR THE THREE                FOR THE NINE ON APRIL 20
                                                                             MONTHS ENDED                 MONTHS ENDED1994 THROUGH
                                                                                MARCH 31,                   MARCH 31,   MARCH 31
                                                        2004             2003                2004             2003        2004




REVENUES                     $           --        $          --     $          --      $         --     $             --
                             --------------        -------------     -------------      ------------     ----------------

EXPENSES
  General and Administrative            220                  198             2,496             1,950               35,929
                             --------------        -------------     -------------      ------------     ----------------

LOSS BEFORE INCOME TAXES              (220)                (198)           (2,496)           (1,950)             (35,929)

CURRENT TAX EXPENSE                      --                   --                --                --                   --

DEFERRED TAX EXPENSE                     --                   --                --                --                   --
                             --------------        -------------     -------------      ------------     ----------------

NET (LOSS)                   $        (220)        $       (198)     $     (2,496)      $    (1,950)     $       (35,929)
                             --------------        -------------     -------------      ------------     ----------------

LOSS PER COMMON SHARE        $        (.00)        $       (.00)     $       (.00)      $      (.00)     $          (.01)
                             ==============        =============     =============      ============     ================















          The accompanying notes are an integral part of these unaudited condensed financial statements.



                                               RUSSIAN ATHENA, INC.
                                       (A Company in the Development Stage)
                                   UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
                                                                                                                     FROM INCEPTION
                                                                                        FOR THE NINE                  ON APRIL 20,
                                                                                        MONTHS ENDED                  1994 THROUGH
                                                                                          MARCH 31,                     MARCH 31,
                                                               2004                         2003       2004

Cash Flows from Operating Activities:
  Net (Loss)                            $      (2,496)    $      (1,950)        $                 (35,929)
  Adjustments to reconcile net loss to net cash
     used by operating activities:
       Amortization                                 --                --                             1,015
       Contribution  of research and
       development                                  --                --                            15,000
        Increase in deposits                        --                --                              (215)
       Changes in assets and liabilities:
         Increase in accounts payable               --               198                             1,247
         Increase in accounts payable
              - related party                    2,476             1,752                            18,862
                                        --------------    --------------        --------------------------
  Net cash provided by Operating  Activities      (20)               --                                (20)
                                          ------------        ----------                  ----------------

Cash Flows from Investing Activities:
  Payment of organization costs                     --                --                           (1,015)
                                        --------------    --------------        --------------------------
     Net Cash (Used) by Investing Activities       --                 --                           (1,015)
                                               ------         ----------               -------------------

Cash flows from Financing Activities:
 Proceeds from  note payable                   50,000                --                            50,000
 Proceeds from sale of common stock                --                --                             1,015
                                        --------------    --------------        --------------------------
   Net Cash Provided by FinancingActivities    50,000                --                             51,015
                                           ----------         ----------                ------------------
Net Increase (Decrease) in Cash                 49,980                --                            49,980
Cash at Beginning of Period                         --                --                                --
                                        --------------    --------------        --------------------------
Cash at End of Period                   $       49,980    $           --        $                   49,980
                                         =============    ==============        ==========================


Supplemental Disclosure of Cash Flow Information:
 Cash paid during the period for:
   Interest                             $           --    $           --        $                       --
                                         -------------     -------------         -------------------------
   Income taxes                         $           --    $           --        $                       --
                                         -------------     -------------         -------------------------

Supplemental Schedule of Non-cash investing and Financing Activities:
For the nine months ended March 31, 2004: None
For the nine months ended March 31, 2003: None

  The accompanying notes are an integral part of these unaudited condensed financial statements.

                                               RUSSIAN ATHENA, INC.
                                           (fka Myercom, Inc.)
                                      [A Development Stage Company]
                                      Notes to Financial Statements
                                              March 31, 2004

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

         Statement of Cash Flows

         For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents. The Company had cash and cash equivalents totaling $49,980 as of March 31, 2004.

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

         The fair values of accounts receivable, prepaid expenses and accounts payable, accrued expenses, and notes payable are estimated to approximate the carrying values at March 31, 2004 due to the short maturities of such instruments. .
            Recently Enacted Accounting Standards

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

NOTE B   Stock

         Preferred Stock

         The Company has authorized 1,000,000 shares of preferred stock, $0.001 par value, with such rights, preferences and designations to be issued in such series as determined by the Board of Directors.
         No shares are issued and outstanding at March 31, 2004.

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

         1994 Stock Option Plan

         On April 20, 1994, the Company adopted the 1994 Stock Option Plan. The plan provides for the granting of awards of up to 2,000,000 shares of common stock to officers, directors, employees, advisors, and employees of other companies that do business with the Company as non-qualified and qualified stock options. The Stock Option Committee of the Board of Directors determines the option price, which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the recipient of the grant holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualifies option cannot be less than 85% of the fair market value. Options granted under the plan will typically expire ten years from the date of the grant (five years if the recipient of the grant holds 10% or more of the Company's common stock on the date of the grant) or three months after termination of employment. As of March 31, 2004, no options have been granted.

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

         Deferred Tax Assets                                                  Balance        Tax        Rate

                  Federal Loss carryforward (expires through 2024)            35,929        5,389         15%
                  Valuation Allowance                                             --      (5,389)          --
                                                                            --------      -------    --------
                  Deferred Tax Asset                                              --           --          --
                                                                            ========      =======    ========

         The allowance has increased $374 from $5,014 as of June 30, 2003.

NOTE D   Liquidity

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated losses since Inception totaling $35,929, and has limited operations as of March 31, 2004. Further, the Company has current liabilities in excess of current assets. Financing for the Company's limited activities, to date, have been provided primarily by the issuance of stock and by advances from a related party, or shareholders. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

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

NOTE E   Related Party Transactions

         Management Compensation

         For the quarters ended March 31, 2004 and 2003, the Company did not pay any compensation to any officer or director of the Company.

         Office Space

         The Company has not had a need to rent office space in the U.S. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

         Shareholder Loan

         During  the  three   months   ended  Match  31,   2004  and  2003,   an
         officer/shareholder  of the Company  directly  paid  expenses  totaling
         $2,476 and $1,752 on behalf of the Company. At March 31, 2004, the Company owed the shareholder $18,862. No interest is being accrued on the payable.

         Note Payable

         At March 31, 2004, the Company received loan proceeds from a lender who is controlled by an officer/shareholder of the Company. As of March 31, 2004, the Company owed the related party $50,000 in principal on the note and $0 in accrued interest. The Company issued a convertible promissory note in the amount of $50,000. The lender has the right, at maturity (July 1, 2005), to convert the principal sum and all accrued interest into a number of shares of common stock of the Company at a price of $.01 per share, or book value per share, whichever is lower. The following summarizes the Company's indebtedness as of March 31, 2004:


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

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2004. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms.

     (b) Changes in internal controls over financial reporting.

         During the quarter ended March 31, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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